Form 10-Q
period 1996-03-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1996-05-15
CIK 876716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1996

Commission File Number 0-21588

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (Exact name of registrant as specified in its charter)

        New York                                             13-3616914
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)

                                 (212) 723-5424
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes X    No____

                SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND
                                    FORM 10-Q
                                      INDEX

                                                                                                  Page
                                                                                                 Number
                                                                                                 ------

PART I - Financial Information:
           Item 1.       Financial Statements:

                         Statements of Financial Condition at
                         March 31, 1996 and December 31, 1995                                        3

                         Statements of Income and Expenses and
                         Partners' Capital for the Three Months
                         ended March 31, 1996 and 1995                                               4

                         Notes to Financial Statements                                           5   -   6


           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                                              7   -   9

PART II - Other Information                                                                         10

                                     PART I

                           Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                                MARCH 31,         DECEMBER 31,
                                                                  1996              1995
                                     ASSETS                    -----------       -----------
                                                               (Unaudited)
Equity in commodity futures trading account:
  Cash and cash equivalents                                    $ 3,934,267       $ 6,912,939

  Net unrealized appreciation (depreciation)
    on open futures contracts                                       95,503           (22,990)

                                                               -----------       -----------

                                                                 4,029,770         6,889,949

Interest receivable                                                 14,110            25,911
Other assets                                                                          19,853
                                                               -----------       -----------

                                                               $ 4,043,880       $ 6,935,713

                                                               ===========       ===========


                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                                  $    23,589       $    40,342
  Other                                                             58,990            44,133
  Redemptions payable                                              263,535         2,513,653
  Due to Smith Barney                                                                 39,194
                                                               -----------       -----------

Partners' Capital                                                  346,114         2,637,322
                                                               -----------       -----------
General Partner,
  8,000.2096 Unit equivalents
  outstanding in 1996 and 1995                                      76,002            74,402
Limited Partners, 381,154.7197 and
  454,095.3092 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                                   3,621,764         4,223,989
                                                               -----------       -----------

                                                                 3,697,766         4,298,391
                                                               -----------       -----------

                                                               $ 4,043,880       $ 6,935,713

                                                               ===========       ===========

See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)

                                                      THREE-MONTHS       THREE-MONTHS
                                                         ENDED               ENDED
                                                        MARCH 31,           MARCH 31,
                                                          1996                1995

                                                      ------------        ------------
  Net gains on trading of
   commodity futures:
  Realized gains on closed positions                  $     34,302        $    512,722
  Change in unrealized gains/losses on
   open positions                                          118,493            (220,664)
                                                      ------------        -------------

                                                           152,795             292,058
Less, brokerage commissions and clearing
  fees ($582 and $5,555,  respectively)                    (74,959)           (218,940)
                                                      ------------        ------------

  Net realized and unrealized gains                         77,836              73,118
  Interest income                                           42,935             140,649
                                                      ------------        ------------
                                                           120,771             213,767
                                                      ------------        ------------
Expenses:
  Organization expense and filing fees                      19,954              47,271
  Other                                                     16,219              32,430
  Incentive fees                                                                39,890
                                                      ------------        ------------
                                                            36,173             119,591
                                                      ------------        ------------

  Net income                                                84,598              94,176

Partners' capital, beginning of period                   4,298,391          11,861,869


Sale of Additional Limited Partnership Interest                                 24,500
Redemptions of Limited Partnership Interest               (685,223)         (1,081,089)
Redemptions of General Partnership Interest                                     (4,400)
                                                      ------------        ------------



Partners' capital, end of period                      $  3,697,766        $ 10,895,056

                                                      ============        ============
Net asset value per Unit
  (389,154.9293 and 1,103,080.7701 Units
  outstanding at March 31, 1996 and

  1995, respectively)                                 $       9.50        $       9.88

                                                      ============        ============

Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partnership Unit equivalent                         $        .20        $        .09

                                                      ============        ============


See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

General

           Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading on March 12, 1992.

           Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Management Inc. (collectively, the "Advisors"). Commodity Monitors Inc. and Gill Capital Management were terminated as Advisors effective January 2, 1996. Trendview Capital Management was added as an Advisor on the same date.

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                 March 31, 1996
                                   (Continued)

Net Asset Value Per Unit

  Changes in net asset value per Unit for the three months ended March 31, 1996 and 1995 were as follows:

                                      THREE-MONTHS ENDED
                                          MARCH 31,
                                  ------------------------
                                    1996            1995
                                  --------        --------
Net realized and unrealized
 gains                            $    .18        $    .07
Interest income                        .10             .12
Expenses                              (.08)           (.10)
                                  --------        --------

Increase for period                    .20             .09

Net Asset Value per Unit,
  beginning of period                 9.30            9.79
                                  --------        --------

Net Asset Value per Unit,
  end of period                   $   9.50        $   9.88
                                  ========        ========

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts, deferred organization expense and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1996.

         The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. At March 31, 1996 the net unrealized appreciation for off-exchange traded forward currency contracts was approximately $28,000.

                  The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

         For the three months ended March 31, 1996, Partnership capital decreased 15.9% from $4,298,391 to $3,697,766. This decrease was attributable to the redemption of 72,940.5895 Units totaling $685,223 which was partially offset by a net gain from operations of $84,598 for the three months ended March 31, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1996, the net asset value per Unit increased 2.2% from $9.30 to $9.50, as compared to a increase of .9% in the first quarter of 1995. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $152,795. These gains were primarily attributable to the trading of major and minor forward currency contracts and were partially offset by losses realized in the trading of exotic currencies. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1995 of $292,058. Gains were recognized in the trading of major and minor currencies and were partially offset by losses realized in exotic currencies.

         Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify correctly those price trends. These price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1996 decreased by $97,714 as compared to the corresponding period in 1995 primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance, subscriptions and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1996 decreased by $143,981 as compared to the corresponding period in 1995.

         Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three months ended March 31, 1996. Trading performance for the three months ended March 31, 1995 resulted in incentive fees of $39,890.

                            PART II OTHER INFORMATION

Item 1.           Legal Proceedings - None

Item 2.           Changes in Securities - None

Item 3.           Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders -
                  None

Item 5.           Other Information - None

Item 6.           (a) Exhibits - None

                  (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.

By:      Smith Barney Futures Management Inc.
         (General Partner)

By:      /s/David J. Vogel, President
         ---------------------------------------
         David J. Vogel, President

Date:    5/10/96

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)

By:      /s/David J. Vogel, President
         ---------------------------------------
         David J. Vogel, President

Date:    5/10/96

By       /s/Daniel A. Dantuono
         ---------------------------------------
         Daniel A. Dantuono
         Chief Financial Officer and
         Treasurer

Date:    5/10/96

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.           Description
- -------         -----------

  27            Financial Data Schedule