Form 10-Q
period 1996-06-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1996-08-14
CIK 876716

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

            SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                                    FORM 10-Q
                                      INDEX

                                                                   Page
                                                                  Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statements of Financial Condition at
                 June 30, 1996 and December 31, 1995                 3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Six
                 Months ended June 30, 1996 and 1995                 4

                 Notes to Financial Statements                    5  -  8


       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                       9  -  10

PART II - Other Information                                          11

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     JUNE 30,       DECEMBER 31,
                                                       1996             1995
ASSETS
                                                  --------------   -------------
                                                   (Unaudited)

Equity in commodity futures trading account:
  Cash and cash equivalents                          $ 3,440,394    $ 6,912,939

  Net unrealized appreciation (depreciation)
    on open futures contracts                            178,750        (22,990)
                                                     -----------    -----------

                                                       3,619,144      6,889,949

Interest receivable                                       12,088         25,911
Other assets                                                --           19,853
                                                     -----------    -----------

                                                     $ 3,631,232    $ 6,935,713
                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accrued expenses:
  Commissions                                        $    21,182    $    40,342
  Other                                                   35,192         44,133
  Redemptions payable                                    155,140      2,513,653
  Incentive fee                                            2,800           --
  Due to Smith Barney                                      --            39,194
                                                     -----------    -----------

Partners' Capital                                        214,314      2,637,322
                                                     -----------    -----------
General Partner, 8,000.2096 Unit equivalents
  outstanding in 1996 and 1995                            81,042         74,402
Limited Partners, 329,239.4684 and
  454,095.3092 Units of Limited Partnership
  Interest outstanding in 1996 and 1995,
  respectively                                         3,335,876      4,223,989
                                                     -----------    -----------

                                                       3,416,918      4,298,391
                                                     -----------    -----------

                                                     $ 3,631,232    $ 6,935,713
                                                     ===========    ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE-MONTHS          THREE-MONTHS         SIX-MONTHS         SIX- MONTHS
                                                           ENDED                 ENDED                ENDED              ENDED
                                                          JUNE 30,             JUNE 30,              JUNE 30,           JUNE 30,
                                                            1996                 1995                  1996               1995

                                                       ---------------       --------------       ---------------    ---------------
Income:
  Net gains (losses) on trading of
   commodity futures:
  Realized gains on closed positions                       $  193,576           $       11            $  227,878         $  512,733
  Change in unrealized gains /losses on
   open positions                                              83,247              124,605               201,740            (96,059)

                                                       ---------------       --------------       ---------------    ---------------

                                                              276,823              124,616               429,618            416,674
Less, brokerage commissions and clearing
  fees ($304, $1,965, $886                                    (65,151)            (176,383)             (140,110)          (395,323)
  and $7,520, respectively)
                                                       ---------------       --------------       ---------------    ---------------

  Net realized and unrealized gains (losses)                  211,672              (51,767)              289,508             21,351
  Interest income                                              37,248              125,086                80,183            265,735

                                                       ---------------       --------------       ---------------    ---------------
                                                              248,920               73,319               369,691            287,086

                                                       ---------------       --------------       ---------------    ---------------

Expenses:
  Incentive fees                                                2,800               21,950                 2,800             61,840
  Other                                                        15,527               61,469                31,746             93,899
  Organization expense and filing fees                              -               56,019                19,954            103,290

                                                       ---------------       --------------       ---------------    ---------------
                                                               18,327              139,438                54,500            259,029

                                                       ---------------       --------------       ---------------    ---------------

  Net income (loss)                                           230,593              (66,119)              315,191             28,057

Partners' capital, beginning of period                      3,697,766           10,895,056             4,298,391         11,861,869

Sale of Additional Limited Partnership Interest                     -                    -                     -             24,500
Redemptions of Limited Partnership Interest                  (511,441)          (1,529,979)           (1,196,664)        (2,611,068)
Redemptions of General Partnership Interest                         -                    -                     -             (4,400)

                                                       ---------------       --------------       ---------------    ---------------

Partners' capital, end of period                           $3,416,918           $9,298,958            $3,416,918         $9,298,958

                                                       ===============       ==============       ===============    ===============
Net asset value per Unit
   (337,239.6780  and 948,285.7366 Units
    outstanding at June 30, 1996 and
    1995 , respectively)                                   $    10.13           $     9.81            $    10.13         $     9.81

                                                       ===============       ==============       ===============    ===============
Net income per Unit of Limited Partnership
    Interest and General Partnership
    Unit equivalent                                        $     0.63           $    (0.07)           $     0.83         $     0.02

                                                       ===============       ==============       ===============    ===============

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.   General:

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1996 and the results of its operations for the three and six months ended June 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 1996
                                   (Continued)



2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and six months ended June 30, 1996 and 1995 were as follows:

                                       THREE-MONTHS ENDED     SIX-MONTHS ENDED
                                            JUNE  30,              JUNE 30,
                                            ---------              --------
                                        1996        1995       1996       1995
                                        ----        ----       ----       ----

Net realized and unrealized
 gains (losses)                       $ 0.57      $(0.06)    $ 0.75      $ 0.01
Interest income                         0.10        0.12       0.20        0.24
Expenses                               (0.04)      (0.13)     (0.12)      (0.23)
                                      ------      ------     ------      ------

Increase (decrease) for
 period                                 0.63       (0.07)      0.83        0.02

Net Asset Value per Unit,
  beginning of period                   9.50        9.88       9.30        9.79
                                      ------      ------     ------      ------

Net Asset Value per Unit,
  end of period                       $10.13      $ 9.81     $10.13      $ 9.81
                                      ======      ======     ======      ======


3.   Trading Activities:

     The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statements of income and expenses.

     The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses.

     All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1996 was $178,750 and the average fair value during the quarter then ended, based on monthly calculation, was $145,387.

4.   Financial Instrument Risk:

     The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

     Market risk is the potential for changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SB.

     The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. At June 30, 1996 the net unrealized appreciation for off-exchange traded forward currency contracts was approximately $165,550.

     The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

     The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $27,042,829 and $26,372,563, respectively, as detailed below. All of these instruments mature within one year of June 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1996, the Partnership had net unrealized trading gains of $178,750, as detailed below.


                                       NOTIONAL OR CONTRACTUAL          NET
                                        AMOUNT OF COMMITMENTS        UNREALIZED
                                    TO PURCHASE     TO SELL            GAIN
                                    -----------     ------------     ---------

Currencies
- - Exchange Traded Contracts                  $0      $ 1,396,350      $ 13,200
- - OTC Contracts                      27,042,829       24,976,213       165,550
                                    -----------      -----------      --------

Totals                              $27,042,829      $26,372,563      $178,750
                                    ===========      ===========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1996.

     The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

     For the six months ended June 30, 1996, Partnership capital decreased 20.5% from $4,298,391 to $3,416,918. This decrease was attributable to the redemption of 124,855.8408 Units totaling $1,196,664 which was partially offset by a net gain from operations of $315,191 for the six months ended June 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

     During the Partnership's second quarter of 1996, the net asset value per Unit increased 6.6% from $9.50 to $10.13, as compared to a decrease of .7% in the second quarter of 1995. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $276,823. These gains were primarily attributable to the trading of major and minor forward currency contracts and were partially offset by losses realized in the trading of exotic currencies. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1995 of $124,616. Gains were recognized in the trading of major and minor currencies and were partially offset by losses realized in exotic currencies.

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

     Interest income on 85% of the Partnership's daily equity maintained in cash was earned on the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and six months ended June 30, 1996 decreased by $87,838 and $185,552, respectively, as compared to the corresponding periods in 1995. These decreases are primarily due to the effect of redemptions on the Partnership's equity maintained in cash as well as a decrease in interest rates in the first and second quarters of 1996 as compared to the corresponding periods in 1995.

     Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1996 decreased by $111,232 and $255,213, respectively, as compared to the corresponding periods in 1995.

     Incentive fees are based on the new appreciation generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1996 resulted in a decrease in incentive fees of $19,150 and $59,040, respectively, as compared to the corresponding periods in 1995.

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

SMITH  BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President

Date:    8/14/96

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        -------------------------------------
        David J. Vogel, President


Date:    8/14/96



By:     /s/ Daniel A. Dantuono
        -------------------------------------
        Daniel A. Dantuono
        Chief Financial Officer and Treasurer

Date:    8/14/96