Form 10-Q
period 1996-09-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1996-11-13
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1996

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statements of Financial Condition at
                 September 30, 1996 and December 31, 1995            3

                 Statements of Income and Expenses and
                 Partners' Capital for the Three and Nine
                 Months ended September 30, 1996 and 1995            4

                 Notes to Financial Statements                    5  -  8


       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                       9  -  10

PART II - Other Information                                         11

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENTS OF FINANCIAL CONDITION



                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        1996          1995
                                                     -----------   -----------
                                                    (Unaudited)
ASSETS

Equity in commodity futures trading account:
Cash and cash equivalents                            $ 3,264,852    $ 6,912,939

Net unrealized appreciation (depreciation)
on open futures contracts                                164,975        (22,990)

                                                     -----------    -----------


                                                       3,429,827      6,889,949

Interest receivable                                       11,495         25,911
Other assets                                                             19,853

                                                     -----------    -----------

                                                     $ 3,441,322    $ 6,935,713

                                                     ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accrued expenses:
Commissions                                          $    20,074    $    40,342
Other                                                     42,675         44,133
Redemptions payable                                      103,047      2,513,653
Incentive fee                                             38,286              -
Due to Smith Barney                                                      39,194
                                                     -----------    -----------

                                                         204,082      2,637,322
                                                     -----------    -----------

Partners' Capital
General Partner, 8,000.2096 Unit equivalents
outstanding in 1996 and 1995                              84,882         74,402
Limited Partners, 297,151.1546 and
454,095.3092 Units of Limited Partnership
Interest outstanding in 1996 and 1995,
respectively                                           3,152,358      4,223,989

                                                     -----------    -----------

                                                       3,237,240      4,298,391

                                                     -----------    -----------

                                                     $ 3,441,322    $ 6,935,713

                                                     ===========    ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENTS OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                       THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,

                                                   ------------    ------------    ------------    ------------
                                                         1996            1995            1996            1995

                                                   ------------    ------------    ------------    ------------

Income:
Net gains (losses) on trading of
commodity futures:
Realized gains on closed positions                 $    246,259    $    744,619    $    474,137    $  1,257,352
Change in unrealized gains /losses on
open positions                                          (13,775)       (405,121)        187,965        (501,180)

                                                   ------------    ------------    ------------    ------------

                                                        232,484         339,498         662,102         756,172
Less, brokerage commissions and clearing
fees ($48, $1,228, $934, and $8,748,
respectively)                                           (60,272)       (165,187)       (200,382)       (560,510)
                                                   ------------    ------------    ------------    ------------

Net realized and unrealized gains                       172,212         174,311         461,720         195,662
Interest income                                          35,404         107,338         115,587         373,073

                                                   ------------    ------------    ------------    ------------
                                                        207,616         281,649         577,307         568,735

                                                   ------------    ------------    ------------    ------------
Expenses:
Incentive fees                                           38,286          68,346          41,086         130,186
Other                                                    16,467          28,172          48,213         122,071
Organization expense and filing fees                          -          56,868          19,954         160,158
                                                   ------------    ------------    ------------    ------------

                                                         54,753         153,386         109,253         412,415

                                                   ------------    ------------    ------------    ------------

Net income                                              152,863         128,263         468,054         156,320
Redemptions                                            (332,541)     (1,079,628)     (1,529,205)     (3,695,096)
Additions                                                     -               -               -          24,500

                                                   ------------    ------------    ------------    ------------

Net decrease in Partners' capital                      (179,678)       (951,365)     (1,061,151)     (3,514,276)

Partners' capital, beginning of period                3,416,918       9,298,958       4,298,391      11,861,869

                                                   ------------    ------------    ------------    ------------

Partners' capital, end of period                   $  3,237,240    $  8,347,593    $  3,237,240    $  8,347,593

                                                   ============    ============    ============    ============

Net Asset Value per Unit
(305,151.3642 and 839,353.1199 Units
outstanding at September 30, 1996 and 1995,
respectively)                                      $      10.61    $       9.94    $      10.61    $       9.94

                                                   ============    ============    ============    ============
Net income per Unit of Limited Partnership
Interest and General Partnership Unit equivalent   $       0.48    $       0.13    $       1.31    $       0.15

                                                   ============    ============    ============    ============

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

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

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 1996
                                   (Continued)



2.   Net Asset Value Per Unit:

     Changes in net asset value per Unit for the three and nine months ended September 30, 1996 and 1995 were as follows:

                                      THREE-MONTHS ENDED      NINE-MONTHS ENDED
                                         SEPTEMBER 30,          SEPTEMBER 30,
                                         1996        1995       1996       1995

Net realized and unrealized
 gains                                 $ 0.54      $ 0.19     $ 1.29     $ 0.20
Interest income                          0.11        0.12       0.31       0.35
Expenses                                (0.17)      (0.18)     (0.29)     (0.40)
                                       ------      ------     ------     ------

Increase for period                      0.48        0.13       1.31       0.15

Net Asset Value per Unit,
  beginning of period                   10.13        9.81       9.30       9.79
                                       ------      ------     ------     ------

Net Asset Value per Unit,
  end of period                        $10.61      $ 9.94     $10.61     $ 9.94
                                       ======      ======     ======     ======


3.    Trading Activities:

      The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activities are shown in the statements of income and expenses.

      The  Customer   Agreement   between  the  Partnership  and  SB  gives  the
Partnership the legal right to net unrealized gains and losses.

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1996 was $164,975 and the average fair value during the nine months then ended, based on monthly calculation, was $143,599.

4.    Financial Instrument Risk:

      The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

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

      The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counter party default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. At September 30, 1996 the net unrealized appreciation for off-exchange traded forward currency contracts was $164,975.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $25,267,103 and $27,312,962, respectively, as detailed below. All of these instruments mature within one year of September 30, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1996, the Partnership had net unrealized trading gains of $164,975, as detailed below.

                                    NOTIONAL OR CONTRACTUAL            NET
                                     AMOUNT OF COMMITMENTS          UNREALIZED
                                   TO PURCHASE     TO SELL             GAIN


Currencies - OTC Contracts          $25,267,103      $27,312,962      $164,975
                                    -----------      -----------      --------

                                    $25,267,103      $27,312,962      $164,975
                                    ===========      ===========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1996.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

      For the nine months ended September 30, 1996, Partnership capital decreased 24.7% from $4,298,391 to $3,237,240. This decrease was attributable to the redemption of 156,944.1546 Units totaling $1,529,205 which was partially offset by net income from operations of $468,054 for the nine months ended September 30, 1996. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 1996, the net asset value per Unit increased 4.7% from $10.13 to $10.61, as compared to an increase of 1.3% in the third quarter of 1995. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $232,484 recognized in the trading of major, minor and exotic forward currency contracts. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1995 of $339,498. Gains were recognized in the trading of major and exotic currencies and were partially offset by losses in minor currencies.

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

      Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1996 decreased by $71,934 and $257,486, respectively, as compared to the corresponding periods in 1995. These decreases are primarily due to the effect of redemptions on the Partnership's equity maintained in cash as well as a decrease in interest rates in 1996 as compared to 1995.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1996 decreased by $104,915 and $360,128, respectively, as compared to the corresponding periods in 1995.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1996 resulted in a decrease in incentive fees of $30,060 and $89,100, respectively, as compared to the corresponding periods in 1995.

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

SMITH  BARNEYINTERNATIONAL ADVISORS CURRENCY FUND L.P.


By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President

Date:    11/11/96

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/11/96



By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and Treasurer

Date:    11/11/96