Form 10-K
period 1996-12-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1997-03-27
CIK 876716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: 10,000,000
                                                            Units of
                                                            Limited
                                                            Partnership
                                                            Interest
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ]

                                    PART I

Item 1. Business.

        (a) General development of business. Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership organized on May 29, 1991 under the limited partnership laws of the State of New York to engage in speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
        The Partnership commenced trading operations on March 12, 1992. A total of 10,000,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on September 30, 1991. Between September 30, 1991 and February 27, 1992, 1,109,024 Units were sold to the public at $10 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $143,760, to the Partnership's trading account on March 12, 1992 when the Partnership commenced trading. Sales of additional Units and redemptions of Units for the years ending December 31, 1996, 1995 and 1994 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."

        The General Partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit or (ii) the greater of (a) 1% of the Partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated on December 31, 2011; if the Net Asset Value per Unit falls below $4 as of the end of a trading day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
        The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with its commodity broker, Smith Barney, Inc. ("SB").
        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. SB is an affiliate of the General Partner.
        As of December 31, 1996, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with Friedberg Commodity Management Inc. and Trendview Management Inc., (collectively, the "Advisors") who make all commodity trading decisions for the Partnership. None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership. The General Partner terminated Gill Capital Management and Commodity Monitors Inc. as Advisors effective

January 2, 1996. Trendview Management Inc. was added as an Advisor on the same date. Pursuant to the terms of each Management Agreement, the Partnership is obligated to pay the Advisors an incentive fee payable quarterly of 20% of New Trading Profits (as defined in the Limited Partnership Agreement) of the Partnership.
       The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee, SB pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. SB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
      In addition, SB pays the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13- week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
      (b) Financial information about industry segments.  The

Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1996, 1995, 1994 and 1993, and the period from March 12, 1992 (commencement of trading operations) to December 31, 1992 is set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1996 was $3,358,976.
      (c) Narrative description of business.
      See Paragraphs (a) and (b) above.
      (i) through (x) - Not applicable.
      (xi) through (xii) - Not applicable.
      (xiii) - The Partnership has no employees.
      (d) Financial Information About Foreign and Domestic
        Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
        The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
      There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.

Item 4. Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.
                                    PART II
Item 5. Market for Registrant's Common Equity and Related Security
        Holder Matters.
       (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
       (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1996 was 176.
       (c) Distribution. The Partnership did not declare a distribution in 1996.

Item 6. Select Financial Data. The Partnership commenced trading operations on March 12, 1992. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit and distribution per Unit for the years ended December 31, 1996, 1995, 1994 and 1993 and the period from March 12, 1992 (commencement of trading operations) to December 31, 1992 and total assets at December 31, 1996, 1995, 1994, 1993 and 1992 were as follows:

                                       1996            1995              1994              1993            1992
                                   -----------      ------------     -------------     ------------     -------


Realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 of $263,649, $694,687, $1,226,232,
 $1,733,747 and $914,672,
 respectively                        $  712,497        $ (320,012)      $(2,201,591)    $   682,801      $ 3,022,295


Interest income                         150,381           459,661           584,880         610,487          372,633
                                     -----------       -----------      ------------    ------------     -----------

                                     $  862,878        $  139,649       $(1,616,711)    $ 1,293,288      $ 3,394,928
                                     ===========       ===========      ============    ============     ===========


Net Income (loss)                    $  715,392        $ (364,410)      $(1,930,322)    $   342,398      $ 2,195,383
                                     ===========       ===========      ============    ============     ===========


Increase (decrease)
 in net asset value
 per Unit                                $ 2.11            $(0.49)           $(1.14)         $ 0.09           $ 1.69
                                         =======           =======           =======         =======          ======


Distributions per
 Unit                                                                                        $ 0.85
                                                                                             ======

Total assets                         $3,504,725        $6,935,713       $13,532,638     $20,955,934      $21,098,404
                                     ===========       ===========      ============    ============     ===========

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.
           (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open commodity contracts, commodity options, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
           (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
           (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies are deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
           (3) The Partnership does not employ the trading technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

           (4) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing a line of credit with respect to forward contracts shall constitute borrowing.
           (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The fair value of off-exchange traded forward currency contracts at December 31, 1996 and 1995 was approximately $(33,000) and $75,000, respectively.
           The Partnership is party to financial instruments with
off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statement and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
           Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2011;
(ii) the vote to dissolve the

Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; or
(iv) the occurrence of any event which shall make it unlawful for the existing Partnership to be continued. The General Partner may, in its discretion, dissolve the Partnership if the net asset value per Unit falls below $4 as of the end of any business day after trading.
           (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.

           No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1996, 167,750.4101 Units were redeemed totaling $1,654,807. For the year ended December 31, 1995, 751,596.7759 Units were redeemed totaling $7,223,568 which includes the General Partner's redemption representing 15,278.8416 Unit equivalents totaling $142,301. For the year ended December 31, 1994, 723,900.5106 Units were redeemed totaling $7,311,931.
           During the year ended December 31, 1996, the Partnership has ceased the offering of Units at the Net Asset Value per Unit as of the end of each month. For the year ended December 31, 1995, there were additional sales of 2,533.6091 Units totaling $24,500. For the year ended December 31, 1994, there were additional sales of 70,191.9475 Units totaling $720,900.
           A Limited Partner may elect automatically to reinvest the amount of his distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the ex-dividend date. This election may be made at the time of subscription and is contingent upon the availability of Units. If a Limited Partner elects to reinvest and no Units are available as of a distribution date, the Limited Partner's SB account will be credited with the amount of the distribution.
           (c)    Results of Operations.
                  For the year ended December 31, 1996, the Net Asset Value per Unit increased 22.7% from $9.30 to $11.41. For the year ended December 31, 1995, the Net Asset Value per Unit decreased 5.0% from $9.79 to $9.30. For the year ended December 31, 1994, the Net Asset Value per Unit decreased 10.4% from $10.93 to $9.79.
           The Partnership experienced net trading gains of $976,146 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of major currencies, in particular, Japanese Yen, British Pound and Deutsche Mark.
           The Partnership experienced net trading gains of $374,675 before commissions and expenses for the year ended December 31, 1995. Realized trading gains of $777,627 were attributable to the trading of financial commodity futures. The Partnership experienced net trading losses of $975,359 before commissions and expenses for the year ended December 31, 1994. Realized trading losses of $1,515,843 were attributable to the trading of financial commodity futures.
           Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.         Financial Statements and Supplementary Data.




            SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS



                                                                  Page
                                                                  Number


                Report of Independent Accountants.                  F-2

                Financial Statements:
                Statement of Financial Condition at
                December 31, 1996 and 1995.                         F-3

                Statement of Income and Expenses for
                the years ended December 31, 1996, 1995
                and 1994.                                           F-4

                Statement of Partners' Capital for the
                years ended December 31, 1996, 1995, and
                1994.                                               F-5

                Notes to Financial Statements.                    F-6 - F-11

                                   Continued

                        Report of Independent Accountants

To the Partners of
  Smith Barney International Advisors
  Currency Fund L.P.:

We have  audited the  accompanying  statement  of  financial  condition of SMITH
BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (a New York Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management of the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney International Advisors Currency Fund L.P. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.

New York, New York
February 28, 1997

                                  Smith Barney
                  International Advisors Currency Fund L.P.
                        Statement of Financial Condition
                           December 31, 1996 and 1995


                                                       1996             1995
Assets:
Equity in commodity futures
 trading account:
  Cash and cash equivalents (Note 3c)              $ 3,525,670      $ 6,912,939
  Net unrealized depreciation
   on open futures  contracts                          (33,306)         (22,990)
                                                   -----------      -----------
                                                     3,492,364        6,889,949
Interest receivable                                     12,361           25,911
Other assets                                                             19,853
                                                   -----------      -----------
                                                   $ 3,504,725      $ 6,935,713
                                                   ===========      ===========
Liabilities and Partners' Capital:
Liabilities:
 Accrued expenses:
  Commissions                                      $    20,444      $    40,342
  Other                                                 33,891           44,133
  Redemptions payable (Note 5)                          48,595        2,513,653
  Incentive fees                                        42,819
  Due to SB (Note 7)                                                     39,194
                                                   -----------      -----------
                                                       145,749        2,637,322
                                                   -----------      -----------
Partners' Capital (Notes 1, 5 and 8):
General Partner, 8,000.2096 Unit
 equivalents outstanding in 1996                        91,282           74,402
 and 1995
Limited Partners, 286,344.8991
 and 454,095.3092 Units of Limited
 Partnership Interest outstanding
  in 1996 and 1995, respectively                     3,267,694        4,223,989
                                                   -----------      -----------
                                                     3,358,976        4,298,391
                                                   -----------      -----------
                                                   $ 3,504,725      $ 6,935,713
                                                   ===========      ===========


See notes to financial statements.

                                  Smith Barney
                  International Advisors Currency Fund L.P.
                        Statement of Income and Expenses
                     for the years ended December 31, 1996,
                                  1995 and 1994


                                          1996          1995           1994
Income:
 Net gains (losses) on trading
  of commodity interests:
  Realized gains (losses) on
   closed positions                  $   986,462    $   777,627    $(1,515,843)
  Change in unrealized gains/
   losses on open positions              (10,316)      (402,952)       540,484
                                     -----------    -----------    -----------
                                         976,146        374,675       (975,359)
 Less, brokerage commissions
  and clearing fees ($934,
  $9,754, and $35,326,
  respectively) (Note 3c)               (263,649)      (694,687)    (1,226,232)
                                     -----------    -----------    -----------
 Net realized and unrealized
  gains (losses)                         712,497       (320,012)    (2,201,591)
 Interest income (Note 3c)               150,381        459,661        584,880
                                     -----------    -----------    -----------
                                         862,878        139,649     (1,616,711)
                                     -----------    -----------    -----------
Expenses:
 Incentive fees (Note 3b)                 83,905        130,186         85,026
 Organization expense (Note 7)            19,953        217,890        111,011
 Other                                    43,628        155,983        117,574
                                     -----------    -----------    -----------
                                         147,486        504,059        313,611
                                     -----------    -----------    -----------
Net income (loss)                    $   715,392    $  (364,410)   $(1,930,322)
                                     ===========    ===========    ===========
Net income (loss) per Unit
 of Limited Partnership
 Interest and General Partner
 Unit equivalent (Notes 1 and 8)     $      2.11    $     (0.49)   $     (1.14)
                                     ===========    ===========    ===========


See notes to financial statements.

                                  Smith Barney
                  International Advisors Currency Fund L.P.
                     Statement of Partners' Capital for the
                 years ended December 31, 1996, 1995 and 1994


                                     Limited          General
                                     Partners         Partner         Total
Partners' capital at
  December 31, 1993                $ 20,128,782    $    254,440    $ 20,383,222
Net loss                             (1,903,783)        (26,539)     (1,930,322)
Sale of 70,191.9475 Units of
  Units of Limited Partnership
  Interest                              720,900                         720,900
Redemption of
  723,900.5106 Units of
  Limited Partnership
  Interest                           (7,311,931)                     (7,311,931)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1994                  11,633,968         227,901      11,861,869
Net loss                               (353,212)        (11,198)       (364,410)
Sale of 2,533.6091
  Units of Limited
  Partnership Interest                   24,500                          24,500
Redemption of
  736,317.9343 Units of
  Limited Partnership
  Interest and General
  Partner redemption
  representing 15,278.8416
  Unit equivalents                   (7,081,267)       (142,301)     (7,223,568)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1995                   4,223,989          74,402       4,298,391
Net income                              698,512          16,880         715,392
Redemption of
  167,750.4101 Units of
  Limited Partnership
  Interest                           (1,654,807)                     (1,654,807)
                                   ------------    ------------    ------------
Partners' capital at
  December 31, 1996                $  3,267,694    $     91,282    $  3,358,976
                                   ============    ============    ============


See notes to financial statements.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

1. Partnership Organization:

   Smith Barney International Advisors Currency Fund L.P. (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 10,000,000 Units of Limited Partnership Interest ("Units").

   Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership (see
   Note 3c). The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

   The Partnership will be liquidated on December 31, 2011; if the Net Asset Value per unit falls below $4 as of the end of a trading day; or under certain other circumstances set forth in the Limited Partnership Agreement.

2. Accounting Policies:

   a.All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

   b.Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

   c.The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3. Agreements:

   a.Limited Partnership Agreement:

     The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

   b.Management Agreements:

     The General Partner has entered into Management Agreements with Friedberg Commodity Management Inc., and Trendview Capital Management (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, and none are affiliated with the General Partner or SB and are not responsible for the organization or operation of the Partnership. As compensation for their services, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits of the Partnership earned by each Advisor. The General Partner terminated Commodity Monitors Inc. and Gill Capital Management as Advisors effective January 2, 1996. Trendview Capital Management was added as an Advisor on the same date.

   c.Customer Agreement:

     The Partnership has entered into a Customer Agreement which was assigned to SB which provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee SB will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of its brokerage fees to the financial consultants who have sold Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by the Commodity Futures Trading Commission regulations. At December 31, 1996 and 1995, the amount of cash held for margin requirements was $95,916 and $255,326, respectively. SB has agreed to pay the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

4. Trading Activities:

   The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

   All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at December 31,1996 and 1995 was $(33,306) and $(22,990),
   respectively, and the average fair value during the years then ended, based on monthly calculation, was $168,437 and $63,916, respectively.

5. Distributions and Redemptions:

   Distributions of profits, if any, will be made at the sole discretion of the General Partner. A limited partner may redeem all or part of his Units at their Net Asset Value by written or oral request to the General Partner at least 15 days prior to the redemption date. No redemption may result in the limited partner holding fewer than 300 Units after such redemption is effected.

6. Reinvestment

   A limited partner may elect automatically to reinvest the amount of his annual distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the day on which the distribution is declared. This election may be made at the time of subscription and is contingent upon the availability of Units during the Continuous Offering. If a limited partner elects to reinvest and no Units are available as of a distribution date, the limited partner's SB account will be credited with the amount of the distribution.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

7. Organization and Offering Costs:

   Organization and offering expenses of $400,000 relating to the initial offering period were paid by SB and SB's predecessor. The Partnership reimbursed SB and its predecessor for initial offering and organization expenses during 1993 and 1992. Offering expenses relating to the Continuous Offering of Partnership Units were $330,064. The Partnership has reimbursed SB such costs in twenty-four monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank) as of January, 1996. In addition, interest expense on the reimbursement of these costs in the amounts of $101, $8,319 and $10,371 for the years ended 1996, 1995 and 1994, respectively, has been included in organization expense.

8. Net Asset Value Per Unit:

   Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1996, 1995 and 1994 were as follows:


                               1996          1995          1994
   Net realized and
   unrealized gains
   (losses)                 $   2.10       $  (0.44)     $  (1.30)
   Interest income              0.42           0.46          0.37
   Expenses                    (0.41)         (0.51)        (0.21)
                            --------       --------      --------
   Increase (decrease)
   for year                     2.11          (0.49)        (1.14)
   Net asset value
   per Unit, beginning
   of year                      9.30           9.79         10.93
                            --------       --------      --------
   Net asset value per
   Unit, end of year        $  11.41       $   9.30      $   9.79
                            ========       ========      ========

9. Financial Instrument Risk:

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

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

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

   The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

   The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $34,179,252 and $35,471,114, respectively. All of these instruments mature within one year of December 31, 1996. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1996, the fair value of the Partnership's derivatives, including options thereon, was $(33,306), as detailed below.



                         Notional or Contractual
                          Amount of Commitments
                       To Purchase        To Sell       Fair Value
Currencies
 -OTC Contracts        $34,179,252      $35,471,114      $(33,306)
                       -----------      -----------      --------
Totals                 $34,179,252      $35,471,114      $(33,306)
                       ===========      ===========      ========

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                   PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1996, SB earned $263,649 in brokerage commissions and clearing fees. The Advisors earned $83,905 in incentive fees during 1996.
Item 12.    Security  Ownership of Certain Beneficial Owners and Management.
            (a). Security ownership of certain beneficial owners. As of March 1, 1997, one beneficial owner who is neither a director nor executive officer of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title             Name and Address of    Amount and Nature of  Percent of
of Class          Beneficial Owner       Beneficial Ownership     Class

Units of          Evelyn A. Freed            45,083.6120 Units       15.6%
Limited           1511 Clearview Lane
Partnership       Santa Ana, CA 92705-1501

            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,000.2096 Units (2.7%) of Limited Partnership Interest as of December 31, 1996.
            (c). Changes in control.  None.
Item 13.    Certain Relationships and Related Transactions.
            Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                    PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.
      (a) (1) Financial Statements:
                Statement of Financial Condition at December 31, 1996, and 1995. Statement of Income and Expenses for the years ended December 31, 1996, 1995 and 1994.
                Statement of Partners' Capital for the
                years ended December 31, 1996, 1995 and 1994.
          (2) Financial Statement Schedules: None

            (3)   Exhibits:
                  3.1 -   Limited Partnership Agreement (filed as
                          Exhibit 3.1 to the Registration Statement on
                          Form S-1 (File No.33-41438) and incorporated herein by reference).
                  3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of New York on May 29, 1991 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                  10.1 - Customer Agreement between the Partnership and Lehman Brothers Capital Management Corp. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                  10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                  10.5 - Management Agreement among the Partnership, the General Partner and Friedberg Commodity Management Inc. (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (File

                          No. 33-41438) and incorporated herein by
                          reference).
                  10.6 -  Management Agreement among the Partnership,
                          the General Partner and FX Concepts, Inc.
                          (filed as Exhibit 10.6 to the Registration
                          Statement on Form S-1 (File No.  33-41438)
                          and incorporated herein by reference).
                  10.7- Management Agreement among the Partnership, the General Partner and the team of Edwin Gill and David Hunter (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                  10.8- Management Agreement among the Partnership, the General Partner and Steiner & Cie (filed as Exhibit
                          10.8 to the Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).
                  10.9-   Management Agreement among the Partnership,
                          the General Partner and Sunrise Commodities
                          Incorporated (filed as Exhibit 10.9 to the
                          Registration Statement on Form S-1 (File No.
                          33-41438) and incorporated herein by
                          reference).
                  10.10- Letter dated September 22, 1992 from General Partner to Steiner & Cie terminating the Management Agreement effective September 23, 1992 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference).
                  10.11- Letter dated March 18, 1993 from General Partner to Friedberg Commodity Management Inc. extending Management Agreement (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                  10.12- Letter dated March 18, 1993 from General Partner to FX Concepts, Inc. extending Management Agreement (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                  10.13- Letter dated March 18, 1993 from General Partner to Gill Capital Management Ltd. extending Management Agreement (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                  10.14- Letter dated March 18, 1993 from General Partner to Sunrise Commodities Incorporated extending Management Agreement (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                  10.15 Management Agreement among the Partnership, General Partner and Gandon Fund Management Limited dated December 31, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                  10.16-  Letter  dated March 22, 1994 from  General  Partner to
                          Gandon Securities Limited terminating Management Agreement effective March 31, 1994 (filed as Exhibit
                          10.16 to Form 10-K for the fiscal year ended December 31, 1994).
                  10.17- Letters dated February 16, 1995 from General Partner to Friedberg Commodity Management Inc. and Gill Asset Management extending Management Agreements (filed as
                          Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1994).
                  10.18-  Letter dated January 31, 1995 from General
                          Partner to Sunrise Commodity Incorporated terminating Management Agreement (previously filed).
                  10.19-  Management Agreement among the Partnership,
                          General Partner and Commodity Monitors Inc.
                          dated April 20, 1995 (previously filed).
                  10.20-  Letter dated December 31, 1995 from General
                          Partner to Commodity Monitors Inc,
                          terminating Management Agreement (filed
                          herein).

                  10.21- Letter dated December 27, 1995 from General Partner to Gill Capital Management Inc. terminating Management Agreement (filed herein).
                  10.22- Management Agreement among the Partnership, General Partner and Trendview Management Inc. dated January 2, 1996 (filed herein).
            (b)   Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                  SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1997.

SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.


By:    Smith Barney Futures Management Inc.
       (General Partner)



By     /s/        David J. Vogel
       David J. Vogel, President & Director


       Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/     David J. Vogel                    /s/     Jack H. Lehman III
David J. Vogel,                           Jack H. Lehman III
Director, Principal Executive             Chairman and Director
Officer and President



/s/      Michael Schaefer                 /s/    Daniel A. Dantuono
Michael Schaefer                          Daniel A. Dantuono
Director                                  Treasurer, Chief Financial
                                          Officer and Director



/s/  Philip M. Waterman, Jr.              /s/ Daniel R. McAuliffe, Jr.
Philip M. Waterman, Jr.                   Daniel R. McAuliffe, Jr.
Director and Vice-Chairman                Director




/s/ Steve J. Keltz                        /s/   Shelley Ullman
Steve J. Keltz                            Shelley Ullman
Secretary and Director                    Director