Form 10-Q
period 1997-03-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1997-05-14
CIK 876716

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1997

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

                                                                    Page
                                                                   Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 March 31, 1997 and December 31, 1996                3

                 Statement of Income and Expenses and
                 Partners' Capital for the Three Months
                 ended March 31, 1997 and 1996                       4

                 Notes to Financial Statements                    5  -  8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                       9  -  10

PART II - Other Information                                          11

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                     MARCH 31,      DECEMBER 31,
                                                       1997            1996
                                                    -----------     -----------
                                                    (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 3,639,085     $ 3,525,670

  Net unrealized depreciation on open
    futures contracts                                   (69,677)        (33,306)

                                                    -----------     -----------


                                                      3,569,408       3,492,364

Interest receivable                                      13,112          12,361


                                                    -----------     -----------

                                                    $ 3,582,520     $ 3,504,725

                                                    ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $    20,898     $    20,444
  Other                                                  33,553          33,891
  Incentive fees                                         46,586          42,819
  Redemptions payable                                    35,665          48,595
                                                    -----------     -----------

Partners' Capital:                                      136,702         145,749
                                                    -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1997 and 1996                           96,163          91,282
Limited Partners, 278,749.1532 and
  286,344.8991 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                        3,349,655       3,267,694

                                                    -----------     -----------

                                                      3,445,818       3,358,976

                                                    -----------     -----------

                                                    $ 3,582,520     $ 3,504,725

                                                    ===========     ===========
See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)


                                                    THREE-MONTHS    THREE-MONTHS
                                                       ENDED          ENDED
                                                      MARCH 31,      MARCH 31,
                                                        1997           1996
                                                     -----------    -----------

Income:
  Net gains on trading of commocity futures:
  Realized gains on closed positions                 $   303,094    $    34,302
  Change in unrealized gains/losses on
    open positions                                       (36,371)       118,493

                                                     -----------    -----------

                                                         266,723        152,795

Less, brokerage commissions and clearing
  fees ($0 and $5,555,  respectively)                    (63,768)       (74,959)
                                                     -----------    -----------

Net realized and unrealized gains                        202,955         77,836
  Interest income                                         36,196         42,935
                                                     -----------    -----------
                                                         239,151        120,771

                                                     -----------    -----------
Expenses:
  Incentive fees                                          46,586
  Other                                                   13,358         16,219
  Organization expense                                    19,954
                                                     -----------    -----------

                                                          59,944         36,173

                                                     -----------    -----------

  Net income                                             179,207         84,598
  Redemptions                                            (92,365)      (685,223)

                                                     -----------    -----------

  Net increase (decrease) in Partners' capital            86,842       (600,625)

Partners' capital, beginning of period                 3,358,976      4,298,391
                                                     -----------    -----------

Partners' capital, end of period                     $ 3,445,818    $ 3,697,766

                                                     ===========    ===========
Net asset value per Unit
  (286,749.3628 and 389,154.9293 Units
  outstanding at March 31, 1997 and
  1996, respectively)                                $     12.02    $      9.50

                                                     ===========    ===========
Net income per Unit of Limited Partnership
   Interest and General Partner Unit equivalent      $      0.61    $      0.20

                                                     ===========    ===========
See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

1. General:

        Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on March 12, 1992.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Continued)



2.      Net Asset Value Per Unit:

  Changes in net asset value per Unit for the three months ended March 31, 1997 and 1996 were as follows:

                                                    THREE-MONTHS ENDED
                                                       MARCH 31,
                                                 1997              1996

Net realized and unrealized
 gains                                         $ 0.68            $ 0.18
Interest income                                  0.12              0.10
Expenses                                        (0.19)            (0.08)
                                               -------           -------

Increase for period                              0.61              0.20

Net Asset Value per Unit,
  beginning of period                           11.41              9.30
                                               -------           ------

Net Asset Value per Unit,
  end of period                                $12.02            $ 9.50
                                               =======           ======

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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1997 was $(69,677) and the average fair value during the three months then ended, based on monthly calculation, was $173,308.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,643,896 and $10,282,811, respectively, as detailed below. All of these instruments mature within one year of March 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $(69,677), as detailed below.

                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE       TO SELL       FAIR VALUE


Currencies - OTC Contracts           $8,643,896       $10,282,811      $(69,677)
                                     ==========       ===========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

      For the three months ended March 31, 1997, Partnership capital increased 2.6% from $3,358,976 to $3,445,818. This increase was attributable to net income from operations of $179,207 which was partially offset by the redemption of 7,595.7459 Units totaling $92,365 for the three months ended March 31, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's first quarter of 1997, the net asset value per Unit increased 5.3% from $11.41 to $12.02, as compared to an increase of 2.2% in the first quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $266,723. These gains were primarily recognized in the trading of Japanese Yen and Italian Lira and were partially offset by losses in Pound Sterling and Swiss Francs. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1996 of $152,795. These gains were recognized in the trading of Japanese Yen, Deutsche Mark, Australian Dollar, New Zealand Dollar and Swedish Krona and were partially offset by losses in Swiss Francs, Pound Sterling, Italian Lira and Czech Koruna.

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

      Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. Interest income for the three months ended March 31, 1997 decreased by $6,739 as compared to the corresponding period in 1996. This decrease is primarily due to the effect of redemptions on the Partnership's equity maintained in cash which was partially offset by an increase in interest rates during the three months ended March 31, 1997 as compared to 1996.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1997 decreased by $11,191 as compared to the corresponding period in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1997 and 1996 resulted in incentive fees of $46,586 and $0, respectively.

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

Date:   5/12/97


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
       (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:   5/12/97

By     /s/ Daniel A. Dantuono
       Daniel A. Dantuono
       Chief Financial Officer and
       Director

Date:  5/12/97