Form 10-Q
period 1997-06-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1997-08-14
CIK 876716

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1997

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

                                                                    Page
                                                                   Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1997 and December 31, 1996                 3

                 Statement of Income and Expenses and
                 Partners' Capital for the Three and
                 Six Months ended June 30, 1997 and
                 1996                                                4

                 Notes to Financial Statements                    5  -  8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                       9  -  10

PART II - Other Information                                         11

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                      JUNE 30,     DECEMBER 31,
                                                       1997            1996
                                                    -----------     -----------
                                                    (Unaudited)


Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 3,202,667     $ 3,525,670

  Net unrealized depreciation
    on open futures contracts                          (134,341)        (33,306)

                                                    -----------     -----------


                                                      3,068,326       3,492,364

Interest receivable                                      11,599          12,361


                                                    -----------     -----------

                                                    $ 3,079,925     $ 3,504,725

                                                    ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $    17,967     $    20,444
  Other                                                  27,713          33,891
  Incentive fees                                              -          42,819
  Redemptions payable                                    82,874          48,595
                                                    -----------     -----------


Partners' Capital:                                      128,554         145,749
                                                    -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1997 and 1996                           86,802          91,282
Limited Partners, 264,053.1830 and
  286,344.8991 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                        2,864,569       3,267,694

                                                    -----------     -----------

                                                      2,951,371       3,358,976

                                                    -----------     -----------

                                                    $ 3,079,925     $ 3,504,725

                                                    ===========     ===========
See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                  THREE-MONTHS      THREE-MONTHS      SIX-MONTHS        SIX- MONTHS
                                                                      ENDED            ENDED            ENDED             ENDED
                                                                     JUNE 30,         JUNE 30,         JUNE 30,          JUNE 30,
                                                                      1997              1996             1997              1996
                                                                  -----------       -----------       -----------       -----------

Income:
  Net gains (losses) on trading of
   commodity futures:
  Realized gains (losses) on closed positions                     $  (233,115)      $   193,576       $    69,979       $   227,878
  Change in unrealized gains /losses on
   open positions                                                     (64,664)           83,247          (101,035)          201,740
                                                                  -----------       -----------       -----------       -----------

                                                                     (297,779)          276,823           (31,056)          429,618
Less, brokerage commissions and clearing
  fees ($0, $304, $0  and $886, respectively)                         (57,326)          (65,151)         (121,094)         (140,110)
                                                                  -----------       -----------       -----------       -----------


  Net realized and unrealized gains (losses)                         (355,105)          211,672          (152,150)          289,508
  Interest income                                                      37,114            37,248            73,310            80,183
                                                                  -----------       -----------       -----------       -----------

                                                                     (317,991)          248,920           (78,840)          369,691


Expenses:
  Incentive fees                                                            -             2,800            46,586             2,800
  Other                                                                10,816            15,527            24,174            31,746
  Organization expense and filing fees                                      -                 -                 -            19,954
                                                                  -----------       -----------       -----------       -----------

                                                                       10,816            18,327            70,760            54,500

                                                                  -----------       -----------       -----------       -----------

  Net income (loss)                                                  (328,807)          230,593          (149,600)          315,191
  Redemptions                                                        (165,640)         (511,441)         (258,005)       (1,196,664)
                                                                  -----------       -----------       -----------       -----------

  Net decrease in Partners' capital                                  (494,447)         (280,848)         (407,605)         (881,473)


Partners' capital, beginning of period                              3,445,818         3,697,766         3,358,976         4,298,391
                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 2,951,371       $ 3,416,918       $ 2,951,371       $ 3,416,918

                                                                  ===========       ===========       ===========       ===========
Net asset value per Unit
    (272,053.39and 337,239.6780 Units
    outstanding at June 30, 1997 and
    1996 , respectively)                                          $     10.85       $     10.13       $     10.85       $     10.13

                                                                  ===========       ===========       ===========       ===========
Net income (loss) per Unit of Limited Partnership
    Interest and General Partnership Unit equivalent              $     (1.17)      $      0.63       $     (0.56)      $      0.83

                                                                  ===========       ===========       ===========       ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1997 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Continued)



2.      Net Asset Value Per Unit:

  Changes in net asset value per Unit for the three and six months ended June 30, 1997 and 1996 were as follows:

                                      THREE-MONTHS ENDED    SIX-MONTHS ENDED
                                           JUNE  30,             JUNE 30,
                                       1997        1996      1997        1996

Net realized and unrealized
 gains (losses)                     $   (1.26) $    0.57  $   (0.58) $    0.75
Interest income                          0.13       0.10       0.26       0.20
Expenses                                (0.04)     (0.04)     (0.24)     (0.12)
                                    ---------- ---------- ---------- ----------

Increase (decrease) for
 period                                 (1.17)      0.63      (0.56)      0.83

Net Asset Value per Unit,
  beginning of period                   12.02       9.50      11.41       9.30
                                    ---------- ---------- ---------- ----------

Net Asset Value per Unit,
  end of period                     $   10.85  $   10.13  $   10.85  $   10.13
                                    ========== ========== ========== ==========


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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1997 was $(134,341) and the average fair value during the three months then ended, based on monthly calculation, was $23,719.

4. Financial Instrument Risk:

      The Partnership is party to financial instruments with off- balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counter party to an OTC contract.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $15,649,205 and $19,489,884, respectively, as detailed below. All of these instruments mature within one year of June 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $(134,341), as detailed below.

                                      NOTIONAL OR CONTRACTUAL
                                       AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL       FAIR VALUE


Currencies - OTC Contracts          $15,649,205       $19,489,884     $(134,341)
                                    ===========       ===========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1997.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

      For the six months ended June 30, 1997, Partnership capital decreased 12.1% from $3,358,976 to $2,951,371. This decrease was attributable to net loss from operations of $149,600 coupled with the redemption of 22,291.7161 Units totaling $258,005 for the six months ended June 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's second quarter of 1997, the net asset value per Unit decreased 9.7% from $12.02 to $10.85, as compared to an increase of 6.6% in the second quarter of 1996. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $297,779. These losses were primarily recognized in the trading of Deutsche Mark, Japanese Yen, Swiss Francs, Spanish Peseta, New Zealand Dollar, and Italian Lira and were partially offset by gains in Pound Sterling, Canadian Dollar, Australian Dollar and Norwegian Krone. The Partnership experienced a net trading gain before commissions and expenses in the second quarter of 1996 of $276,823. These gains were recognized in the trading of Deutsche Mark, Japanese Yen, Spanish Peseta, Australian Dollar, New Zealand Dollar, and Italian Lira and were partially offset by losses in Pound Sterling, Canadian Dollar and Czech Korona.

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

      Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield.
Interest income for the three and six months ended June 30, 1997 decreased by $134 and $6,873, respectively, as compared to the corresponding periods in 1996. This decrease is primarily due to the effect of redemptions on the Partnership's equity maintained in cash which was partially offset by an increase in the 13-week U.S. Treasury bill yield.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1997 decreased by $7,825 and $19,016, respectively, as compared to the corresponding periods in 1996.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $0 and $46,586, respectively. Trading performance for the three and six months ended June 30, 1996 resulted in incentive fees of $2,800.

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

Date:    8/13/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/13/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/13/97