Form 10-Q
period 1997-09-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1997-11-13
CIK 876716

                                  FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997

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

                 Statement of Financial Condition at
                 September 30, 1997 and December 31,
                 1996                                                      3

                 Statement of Income and Expenses and Partners' Capital
                 for the three and Nine Months ended September 30, 1997
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

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1997           1996
                                                   -------------     -----------
                                                    (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                         $ 3,257,107     $ 3,525,670

  Net unrealized depreciation
    on open futures contracts                           (40,893)        (33,306)

                                                    -----------     -----------


                                                      3,216,214       3,492,364

Interest receivable                                      11,211          12,361

                                                    -----------     -----------

                                                    $ 3,227,425     $ 3,504,725

                                                    ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                       $    18,805     $    20,444
  Other                                                  30,304          33,891
  Incentive fees                                         41,654          42,819
Commodity options written, at market value
  (premiums received $10,500 )                            3,750              --
Redemptions payable                                      43,465          48,595
                                                    -----------     -----------

Partners' Capital                                       137,978         145,749
                                                    -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1997 and 1996                           94,082          91,282
Limited Partners, 254,626.7001 and
  286,344.8991 Units of Limited Partnership
  Interest outstanding in 1997 and 1996,
  respectively                                        2,995,365       3,267,694
                                                    -----------     -----------

                                                      3,089,447       3,358,976

                                                    -----------     -----------

                                                    $ 3,227,425     $ 3,504,725

                                                    ===========     ===========

See Notes to Financial Statements.
                                                                 3

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)




                                                                       THREE-MONTHS ENDED                   NINE-MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,

                                                                 ---------------    -----------      -------------      ------------
                                                                      1997              1996              1997              1996
                                                                 ---------------    -----------      -------------      ------------
Income:
  Net gains (losses) on trading of
   commodity futures:
  Realized gains  on closed positions                             $   220,937       $   246,259       $   290,916       $   474,137
  Change in unrealized gains /losses on
   open positions                                                     100,198           (13,775)             (837)          187,965
                                                                  -----------       -----------       -----------       -----------

                                                                      321,135           232,484           290,079           662,102
Less, brokerage commissions and clearing
  fees ($0,  $48, $0, and $934, respectively)                         (57,562)          (60,272)         (178,656)         (200,382)

                                                                  -----------       -----------       -----------       -----------

  Net realized and unrealized gains                                   263,573           172,212           111,423           461,720
  Interest income                                                      34,110            35,404           107,420           115,587

                                                                  -----------       -----------       -----------       -----------
                                                                      297,683           207,616           218,843           577,307

                                                                  -----------       -----------       -----------       -----------
Expenses:
  Incentive fees                                                       41,654            38,286            88,240            41,086
  Other                                                                 6,678            16,467            30,852            48,213
  Organization expense and filing fees                                     --                --                --            19,954

                                                                  -----------       -----------       -----------       -----------
                                                                       48,332            54,753           119,092           109,253

                                                                  -----------       -----------       -----------       -----------

  Net income                                                          249,351           152,863            99,751           468,054
  Redemptions                                                        (111,275)         (332,541)         (369,280)       (1,529,205)


                                                                  -----------       -----------       -----------       -----------

   Net  increase (decrease) in Partners' capital                      138,076          (179,678)         (269,529)       (1,061,151)

Partners' capital, beginning of period                              2,951,371         3,416,918         3,358,976         4,298,391

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 3,089,447       $ 3,237,240       $ 3,089,447       $ 3,237,240

                                                                  ===========       ===========       ===========       ===========

Net Asset Value per Unit
  (262,626.9097 and 305,151.3642 Units
  outstanding at September 30, 1997 and 1996,
  respectively)                                                   $     11.76       $     10.61       $     11.76       $     10.61

                                                                  ===========       ===========       ===========       ===========
Net income per Unit of Limited Partnership
    Interest and General Partner Unit equivalent                  $      0.91       $      0.48       $      0.35       $      1.31

                                                                  ===========       ===========       ===========       ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1. General:

        Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests, including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on March 12, 1992.

        Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the "Advisors").

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 1997
                                   (Continued)



2.      Net Asset Value Per Unit:

  Changes in net asset value per Unit for the three and nine months ended September 30, 1997 and 1996 were as follows:

                                      THREE-MONTHS ENDED      NINE-MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,

                                       1997        1996         1997        1996
                                   -----------------------   -------------------

Net realized and unrealized
 gains                                  $ 0.97     $ 0.54     $ 0.39     $ 1.29
Interest income                           0.13       0.11       0.38       0.31
Expenses                                 (0.19)     (0.17)     (0.42)     (0.29)
                                        ------     ------     ------     ------

Increase for period                       0.91       0.48       0.35       1.31

Net Asset Value per Unit,
  beginning of period                    10.85      10.13      11.41       9.30
                                        ------     ------     ------     ------

Net Asset Value per Unit,
  end of period                         $11.76     $10.61     $11.76     $10.61
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1997 was $(44,643) and the average fair value during the nine months then ended, based on monthly calculation, was $62,226.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $9,642,187 and $10,358,539, respectively, as detailed below. All of these instruments mature within one year of September 30, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1997, the fair value of the Partnership's derivatives, including options thereon, was $(44,643), as detailed below.

                                     NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                     TO PURCHASE       TO SELL       FAIR VALUE


Currencies - OTC Contracts          $9,642,187       $10,358,539      $(44,643)
                                    ===========      ===========      =========


5.  Pending Merger:

         On September 24, 1997, Travelers Group Inc. ("Travelers") and Salomon Inc ("Salomon") announced an agreement and plan of merger pursuant to which Salomon will become a wholly owned subsidiary of Travelers and Smith Barney Holdings Inc., the parent company of Smith Barney Inc. and Smith Barney Futures Management Inc., will be merged into Salomon forming Salomon Smith Barney Holdings Inc. The transaction is expected to be completed by year-end 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1997.

  The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

  For the nine months ended September 30, 1997, Partnership capital decreased 8.0% from $3,358,976 to $3,089,447. This decrease was attributable to the redemption of 31,718.1990 Units totaling $369,280 which was partially offset by net income from operations of $99,751 for the nine months ended September 30, 1997. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

  During the Partnership's third quarter of 1997, the net asset value per Unit increased 8.4% from $10.85 to $11.76, as compared to an increase of 4.7% in the third quarter of 1996. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1997 of $321,135. Gains were primarily recognized in the trading of Czech Korona, Deutsche Mark, Malaysian Ringgit, French Francs, Australian Dollar, Spanish Peseta, New Zealand Dollar and Italian Lira and were partially offset by losses in Pound Sterling and Japanese Yen. The Partnership experienced a net trading gain before commissions and expenses in the third quarter of 1996 of $232,484. Gains were recognized in the trading of Deutsche Mark, Japanese Yen, Spanish Peseta, Czech Korona, French Francs, New Zealand Dollar and Italian Lira and were partially offset by losses in Pound Sterling, Swiss Francs and Australian Dollar.

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

  Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury bill yield. Interest income for the three and nine months ended September 30, 1997 decreased by $1,294 and $8,167, respectively, as compared to the corresponding periods in 1996. This decrease is primarily due to the effect of redemptions on the Partnership's equity maintained in cash.

  Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and nine months ended September 30, 1997 decreased by $2,710 and $21,726, respectively, as compared to the corresponding periods in 1996.

  Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General
Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $41,654 and $88,240, respectively. Trading performance for the three and nine months ended September 30, 1996 resulted in incentive fees of $38,286 and $41,086, respectively.

                            PART II OTHER INFORMATION

Item 1.            Legal Proceedings - None

Item 2.            Changes in Securities and Use of Proceeds - None

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

Date:    11/12/97

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/12/97


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/12/97