Form 10-K
period 1997-12-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1998-03-30
CIK 876716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997

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

Item 1. Business.

                           (a)    General development of business.  Smith Barney
International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership organized on May 29, 1991 under the limited partnership laws of the State of New York to engage in speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
         The Partnership commenced trading operations on March 12, 1992. A total of 10,000,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on September 30, 1991. Between September 30, 1991 and February 27, 1992, 1,109,024 Units were sold to the public at $10 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $143,760, to the Partnership's trading account on March 12, 1992 when the Partnership commenced trading. Sales of additional Units and redemptions of Units for the years ending December 31, 1997, 1996 and 1995 are reported in the Statement of Partners' Capital on page F-5 under "Item 8. Financial Statements and Supplementary Data."
         The General Partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit or (ii) the greater of (a) 1% of the Partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated on December 31, 2011; if the Net Asset Value per Unit falls below $4 as of the end of a trading day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership. On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SB.
         As of December 31, 1997, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with Friedberg Commodity Management Inc. and Trendview Management Inc., (collectively, the "Advisors") who make all commodity trading decisions for the Partnership. None of the Advisors is affiliated with the General Partner or SB. The Advisors are not responsible for the organization or operation of the Partnership. Pursuant to the terms of each Management Agreement, the Partnership is obligated to pay the Advisors an incentive fee payable quarterly of 20% of New Trading Profits (as defined in the Limited Partnership Agreement) of the Partnership.
          The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee, SB pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. SB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
         In addition, SB pays the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13- week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are set forth under "Item 6. Select Financial Data." The Partnership capital as of December 31, 1997 was $3,481,352.
         (c)  Narrative  description  of business.
         See  Paragraphs  (a) and (b) above.
         (i)  through (x) - Not  applicable.
         (xi)  through  (xii) - Not applicable.
         (xiii) - The Partnership  has no employees.
         (d) Financia Information About Foreign and Domestic Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SB.
Item 3. Legal Proceedings.
         There are no pending legal proceedings to which the Partnership is a party or to which any of its assets is subject. No material legal proceedings affecting the Partnership were terminated during the fiscal year.

Item 4. Submission of Matters to a Vote of Security Holders.
       There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.

                                 PART II
Item 5. Market for Registrant's Common Equity and Related Security
              Holder Matters.
          (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1997 was 137.
          (c) Distribution. The Partnership did not declare a distribution in 1997 or 1996.

Item 6. Select Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit and distribution per Unit for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and total assets at December 31, 1997, 1996, 1995, 1994 and
1993 were as follows:


                                           1997             1996             1995             1994              1993
                                      -----------      -----------      -----------      ----------          ----------
Realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 of $237,265, $263,649, $694,687,
 $1,226,232, and $1,733,747,
 respectively                        $    590,534     $    712,497     $   (320,012)     $ (2,201,591)     $    682,801



Interest income                           141,341          150,381          459,661           584,880           610,487
                                     ------------     ------------     ------------      ------------      ------------

                                     $    731,875     $    862,878     $    139,649      $ (1,616,711)     $  1,293,288
                                     ============     ============     ============      ============      ============

Net Income (loss)                    $    556,770     $    715,392     $   (364,410)     $ (1,930,322)     $    342,398
                                     ============     ============     ============      ============      ============

Increase (decrease)
 in net asset value
 per Unit                            $       2.11     $       2.11     $      (0.49)     $      (1.14)     $       0.09
                                     ============     ============     ============      ============      ============


Distributions per
 Unit                                                                                                      $       0.85
                                                                                                           ============

Total assets                         $  3,617,429     $  3,504,725     $  6,935,713      $ 13,532,638      $ 20,955,934
                                     ============     ============     ============      ============      ============


Item 7. Management's Discussion and Analysis of Financia Condition and Results of Operations.
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation
(depreciation) on open commodity contracts, commodity options, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
                (1) Partnership  funds are invested only in commodity  contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
                (2) No Advisor initiates  additional  positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies are deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
                (3) The  Partnership  does  not  employ  the  trading  technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

                (4) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing a line of credit with respect to forward contracts shall constitute borrowing.
                (5) The Advisors may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
                The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The fair value of off-exchange traded forward currency contracts at December 31, 1997 and 1996 was approximately $(462,000) and $(33,000), respectively.

                The   Partnership  is  party  to  financial   instruments   with
off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
              Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2011; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; or (iv) the occurrence of any event which shall make it unlawful for the existing Partnership to be continued. The General Partner may, in its discretion, dissolve the Partnership if the net asset value per Unit falls below $4 as of the end of any business day after trading.
                (b) Capital resources.  (i) The Partnership has made no material commitments for capital expenditures.
                (ii)  The   Partnership's   capital   consists  of  the  capital
contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, and incentive fees. The level of these expenses is dependent upon the level of trading and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SB is dependent upon interest rates over which the Partnership has no control.

                No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1997, 36,943.6113 Units were redeemed totaling $434,394. For the year ended December 31, 1996, 167,750.4101 Units were redeemed totaling $1,654,807. For the year ended December 31, 1995, 751,596.7759 Units were redeemed totaling $7,223,568 which includes the General Partner's redemption representing 15,278.8416 Unit equivalents totaling $142,301.
                During the year ended December 31, 1996, the Partnership ceased the offering of Units. For the year ended December 31, 1995, there were additional sales of 2,533.6091 Units totaling $24,500.
                A Limited Partner may elect automatically to reinvest the amount of his distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the ex-dividend date. This election may be made at the time of subscription and is contingent upon the availability of Units. If a Limited Partner elects to reinvest and no Units are available as of a distribution date, the Limited Partner's SB account will be credited with the amount of the distribution.
                (c) Results of Operations.
                 For the year ended December 31, 1997, the Net Asset Value per Unit increased 18.5% from $11.41 to $13.52. For the year ended December 31, 1996, the Net Asset Value per Unit increased 22.7% from $9.30 to $11.41. For the year ended December 31, 1995, the Net Asset Value per Unit decreased 5.0% from $9.79 to $9.30.

                The Partnership experienced net trading gains of $827,799 before commissions and expenses  for  the  year  ended  December 31, 1997.  Gains  were primarily attributable to the trading of Japanese Yen, Spanish Peseta, Italian Lira and Malaysian Ringgit.
                       The Partnership experienced net trading gains of $976,146
before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of major currencies, in particular, Japanese Yen, British Pound and Deutsche Mark.
                       The Partnership experienced net trading gains of $374,675
before commissions and expenses for the period ended December 31, 1995. Realized trading gains of $777,627 were attributable to the trading of financial commodity futures.
                           Commodity futures markets are highly volatile.  Broad
price   fluctuations   and  rapid   inflation   increase  the risks  involved in
commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, weather, governmental, agricultural, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.

Item 8.                 Financial Statements and Supplementary Data.




             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS



                                                        Page
                                                        Number

Report of Independent Accountants.                       F-2

Financial Statements:
Statement of Financial Condition at
December 31, 1997 and 1996.                              F-3

Statement of Income and Expenses for
the years ended December 31, 1997, 1996
and 1995.                                                F-4

Statement of Partners' Capital for the
years ended December 31, 1997, 1996, and
1995.                                                    F-5

Notes to Financial Statements.                        F-6 - F-11

                                 Continued

Report of Independent Accountants

To the Partners of
   Smith Barney International Advisors
   Currency Fund L.P.:

We have  audited the  accompanying  statement  of  financial  condition of SMITH
BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (a New York Limited Partnership) as of December 31, 1997 and 1996, and the related statements of income and expenses and of partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smith Barney International Advisors Currency Fund L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.



                                                       Coopers & Lybrand L.L.P.

New York, New York
March 6, 1998

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Financial Condition
                           December 31, 1997 and 1996


                                                       1997           1996
                                                  -----------       -----------
Assets:
Equity in commodity futures
  trading account:
   Cash and cash equivalents
   (Note 3c)                                      $ 3,143,740       $ 3,525,670
Net unrealized appreciation
  (depreciation) on open                              462,188           (33,306)
   futures contracts
                                                   -----------        ----------
                                                    3,605,928         3,492,364
Interest receivable                                    11,501            12,361
                                                   -----------       -----------
                                                  $ 3,617,429       $ 3,504,725
                                                   ----------        -----------

Liabilities and Partners'
Capital:
Liabilities:
  Accrued expenses:
   Commissions                                    $    21,027       $    20,444
   Incentive fees                                      54,882            42,819
   Other                                               27,954            33,891
  Redemptions payable (Note 5)                         19,439            48,595
  Commodity options written at
  market value (premiums
  received $16,800
  in 1997)                                             12,775                --
                                                   ----------        -----------
                                                      136,077           145,749
Partners' Capital (Notes 1, 5
  and 8):
  General Partner, 8,000.2096
   Unit
   equivalents outstanding                            108,162            91,282
   in 1997 and 1996
  Limited Partners,
   249,401.2878 and
   286,344.8991 Units of
   Limited                                          3,373,190         3,267,694
                                                   -----------       -----------
   Partnership Interest
   outstanding
   in 1997 and 1996,
   respectively                                     3,481,352         3,358,976
                                                    -----------       ----------
                                                  $ 3,617,429       $ 3,504,725
                                                    -----------       ----------



See notes to financial statements.

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1997, 1996 and 1995


                                                    1997       1996       1995
Income:

Net gains on trading of commodity interests:
 Realized gains on
  closed
  positions                                 $ 328,280    $ 986,462    $ 777,627
 Change in unrealized
  gains/ losses on open
  positions                                   499,519      (10,316)    (402,952)
                                              --------      --------  ---------
                                              827,799      976,146      374,675
Less, brokerage
  commissions
  and clearing fees
  ($26, $934, and $9,754,
  respectively)(Note 3c)                    (237,265)    (263,649)    (694,687)
                                             ---------    ---------   ---------
  Net realized and
  unrealized
  gains (losses)                              590,534      712,497     (320,012)
  Interest income (Note 3c)                   141,341      150,381      459,661
                                            ---------    ---------    ---------

                                              731,875      862,878      139,649
                                            ---------    ---------    ---------

  Expenses:

  Incentive fees (Note 3b)                    143,122       83,905      130,186
  Other                                        31,983       43,628      155,983
                                            ---------    ---------    ---------
                                              175,105      147,486      504,059
                                            ---------    ---------    ---------
  Net income (loss)                         $ 556,770    $ 715,392    $(364,410)
                                            ---------    ---------    ---------

  Net income (loss) per
  Unit of Limited
  Partnership Interest
  and General Partner Unit
  equivalent (Notes 1 and 8)                $    2.11    $    2.11    $   (0.49)
                                            ---------    ---------    ---------



See notes to financial statements.

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                     Statement of Partners' Capital for the
                  years ended December 31, 1997, 1996 and 1995


                               Limited           General
                               Partners          Partner                Total
Partners' capital at
   December 31, 1994          $11,633,968        $227,901          $11,861,869
Net loss                         (353,212)        (11,198)            (364,410)
Sale of 2,533.6091
   Units of                        24,500              --               24,500
   Limited Partnership
   Interest
Redemption of 736,317.9343
   Units of Limited
   Partnership
   Interest and General
   Partner
   redemption
   representing
   15,278.8416 Unit
   equivalents               (7,081,267)        (142,301)            (7,223,568)
                              ---------         ---------            ----------
Partners' capital at
   December 31, 1995          4,223,989           74,402              4,298,391
Net income                      698,512           16,880                715,392
Redemption of 167,750.4101
   Units of Limited
   Partnership
   Interest                  (1,654,807)             --              (1,654,807)
                              -----------        --------            ----------
Partners' capital at
   December 31, 1996          3,267,694           91,282              3,358,976
Net income                      539,890           16,880                556,770
Redemption of
   36,943.6113 Units
  of Limited
  Partnership Interest         (434,394)              --               (434,394)
                             -----------      -----------            -----------
Partners' capital at
   December 31, 1997         $3,373,190         $108,162             $3,481,352
                             ----------       -----------            -----------




See notes to financial statements.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements

1.  Partnership Organization:

    Smith Barney International Advisors Currency Fund L.P. (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 10,000,000 Units of Limited Partnership Interest ("Units").

    Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership and is a wholly owned subsidiary of Smith Barney Inc. ("SB"). SB acts as commodity broker for the Partnership (see Note 3c). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group Inc. SB is a wholly owned subsidiary of SSBH.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at market value for those commodity interests for which market quotations are readily available or at fair value on the last business day of the year. Investments in commodity interests denominated in foreign currency are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gain (loss) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

    b. Income taxes have not been provided as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.

    c. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

3.  Agreements:

    a. Limited Partnership Agreement:

       The Limited Partnership Agreement provides that the General Partner shall manage the business of the Partnership and may make all trading decisions for the Partnership.

    b. Management Agreements:

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

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which was assigned to SB which provides that the Partnership will pay SB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee SB will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SB will pay a portion of its brokerage fees to the financial consultants who have sold Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All the Partnership's assets are deposited in the Partnership's account at SB. The Partnership's cash is deposited by SB in segregated bank accounts as required by the Commodity Futures Trading Commission regulations. At December 31, 1997 and 1996, the amount of cash held for margin requirements was $501,989 and $95,916, respectively. SB has agreed to pay the Partnership interest on 85% of the average daily equit maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options
    thereon,   at  December   31,1997  and  1996  was  $449,413  and  $(33,306),
    respectively, and the average fair value during the years then ended, based on monthly calculation, was $93,357 and $168,437, respectively.

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

6.  Reinvestment:

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

7.  Organization and Offering Costs:

    Offering expenses relating to the Continuous Offering of Partnership Units were $330,064. The Partnership has reimbursed SB such costs in twenty-four monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank) as of January, 1996. In addition, interest expense on the reimbursement of these costs in the amounts of $101 and $8,319 for the years ended 1996 and 1995, respectively, has been included in organization expense.

8.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1997, 1996 and 1995 were as follows:


                                            1997            1996           1995
 Net realized and
 unrealized gains                         $ 2.24          $ 2.10         $(0.44)
 (losses)
Interest income                             0.49            0.42           0.46
 Expenses                                  (0.62)          (0.41)         (0.51)
                                          ------          ------          ------
Increase (decrease)
 for year                                   2.11            2.11          (0.49)
Net asset value per
 Unit, beginning
 of year                                   11.41            9.30           9.79
                                          ------          ------          ------
Net asset value per
 Unit, end of year                        $13.52          $11.41          $9.30
                                          ------          ------          ------

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

    The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. These monitoring systems allow the General Partner to statistically analyze actual trading results with risk-adjusted performance indicators and correlation statistics. In addition, on-line monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,492,956 and $16,663,901, respectively. All of these instruments mature within one year of December 31, 1997. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1997, the fair value of the Partnership's derivatives, including options thereon, was $449,413, as detailed below.


                                              December 31, 1997
                                            Notional or Contractual
                                             Amount of Commitments
                                            To Purchase    To Sell   Fair Value
                                            ----------   -----------   ---------
Currencies
  -Exchange
   Trade                                         --     $    16,800   $ (12,775)
  -OTC Contracts                            $8,492,956    16,647,101     462,188
                                            ----------   -----------   ---------
Totals                                      $8,492,956   $16,663,901   $ 449,413
                                            ----------   -----------   ---------



At December 31, 1996, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $34,179,252 and $35,471,114, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $(33,306) as detailed below.



                                            December 31, 1996
                                           Notional or Contractual
                                            Amount of Commitmen
                                           To Purchase    To Sell     Fair Value
                                           -----------   ----------   ----------
Currencies
  -OTC Contracts                           $34,179,252   $35,471,114   $(33,306)
                                            ----------   -----------   ---------
 Totals                                    $34,179,252   $35,471,114   $(33,306)
                                            -----------   -----------   --------

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.
                  During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                                     PART III
Item 10.          Directors and Executive Officers of the Registrant.
                  The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.          Executive Compensation.
                  The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1997, SB earned $237,265 in brokerage commissions and clearing fees. The Advisors earned $143,122 in incentive fees during 1997.
Item 12.  Security  Ownership of Certain Beneficial Owners and Management.
                  (a). Security ownership of certain beneficial owners. As of March 1, 1998, one beneficial owner who is neither a director nor executive officer of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title                     Name and Address of   Amount and Nature of  Percent of
of Class                  Beneficial Owner       Beneficial Ownership     Class

Units of                  Evelyn A. Freed          45,083.6120 Units       17.5%
Limited                   1511 Clearview Lane
Partnership               Santa Ana, CA 92705-1501

                 (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,000.2096 Units (3.1%) of Limited Partnership Interest as of December 31, 1997.
                 (c). Changes in control.  None.
Item 13.         Certain Relationships and Related Transactions.
                 Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."
                                    PART IV
Item 14.         Exhibits, Financial Statement Schedules, and Reports on
                 Form 8-K.
        (a) (1) Financial Statements:
                Statement of Financial Condition at December 31, 1997, and 1996. Statement of Income and Expenses for the years end December 31, 1997, 1996 and 1995.

                  Statement of Partners' Capital for the years ended December 31, 1997, 1996 and 1995.
           (2) Financial Statement Schedules: Financial Data Schedule for the year ended December 31, 1997.
           (3)        Exhibits:
                      3.1 -       Limited    Partnership    Agreement (filed as
                                  Exhibit 3.1 to the Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).
                      3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the
                                  Secretary of State of New York on May 29, 1991
                                 (filed  as  Exhibit  3.2  to  the Registration
                                  Statement on Form S-1 (File No. 33-41438)  and
                                  incorporated herein by reference).
                      10.1 -      Customer  Agreement  between  the  Partnership
                                  and Lehman Brothers Capital Management Corp. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                      10.3 - Escrow Instructions relating to escrow of subscription funds (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).

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

                        10.10- Letter dated September 22, 1992 from General Partner to Steiner & Cie terminating the Management Agreement effective September 23, 1992 (filed as
                                    Exhibit  10.10 to Form   10-K for the fiscal
                                    year  ended   December     31,   1992.   and
                                    incorporated herein by reference).
                        10.11- Letter dated March 18, 1993 from General Partner to Friedberg Commodity Management Inc. extending Management Agreement (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                        10.12- Letter dated March 18, 1993 from General Partner to FX Concepts, Inc. extending Management Agreement (filed as Exhibit
                                    10.12  to Form    10-K for the  fiscal  year
                                    ended  December 31,   1993 and  incorporated
                                    herein by reference).
                        10.13- Letter dated March 18, 1993 from General Partner to Gill Capital Management Ltd. extending Management Agreement (filed as
                                    Exhibit  10.13 to Form   10-K for the fiscal
                                    year   ended   December    31,   1993   and
                                    incorporated herein by reference).
                        10.14- Letter dated March 18, 1993 from General Partner to Sunrise Commodities Incorporated extending Management Agreement (filed as
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

                        10.20-      Letter dated December 31,  1996 from General
                                    Partner to Commodity Monitors Inc,
                                    terminating Management Agreement (previously
                                    filed).
                        10.21-      Letter dated December 27,  1995 from General
                                    Partner to   Gill   Capital  Management Inc.
                                    terminating Management Agreement (previously
                                    filed).
                        10.22-      Management  Agreement among the Partnership,
                                   General Partner and Trendview Management Inc.
                                    dated  January   2, 1996 (previously filed).

                        10.23- Letters extending Management Agreements from the General Partner to Trendview
                                    Management Inc. and   Friedberg  Commodity
                                    Management       Inc.    for  1996 and 1997.
                                   (filed herein)





        (b)    Report on Form 8-K:  None Filed

        Supplemental  Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                              SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1998.

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



/s/ David J. Vogel                                    /s/ Jack H. Lehman III
David J. Vogel,                                       Jack H. Lehman III
Director, Principal Executive                         Chairman and Director
Officer and President



/s/ Michael Schaefer                                  /s/ Daniel A. Dantuono
Michael Schaefer                                      Daniel A. Dantuono
Director                                              Treasurer, Chief Financial
                                                      Officer and Director



/s/ Daniel R. McAuliffe, Jr.                           /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                               Steve J. Keltz
Director                                               Secretary and Director



/s/ Shelley Ullman
Shelley Ullman
Director