Form 10-Q
period 1998-03-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1998-05-15
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1998

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

                                                                        Page
                                                                       Number


PART I - Financial Information:

           Item 1. Financial Statements:

                   Statement of Financial Condition at
                   March 31, 1998 and December 31, 1997                  3

                   Statement of Income and Expenses and
                   Partners' Capital for the Three Months
                   ended March 31, 1998 and 1997                        4

                   Notes to Financial Statements                    5   -    8

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                       9   -   10

PART II - Other Information                                         11  -   12

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                       MARCH 31,    DECEMBER 31,
                                                         1998          1997
                                                      -----------    -----------
                                                       Unaudited)
ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                            $3,319,517     $3,143,740

  Net unrealized appreciation
    on open futures contracts                             326,465        462,188


                                                       ----------     ----------

                                                        3,645,982      3,605,928

Interest receivable                                        12,251         11,501

                                                       ----------     ----------

                                                       $3,658,233     $3,617,429

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   21,205     $   21,027
  Incentive fees                                           13,983         54,882
  Other                                                    22,935         27,954
 Redemptions payable                                       70,775         19,439
 Commodity options written, at market value
 (premiums received $16,800 in 1997)                         --           12,775
                                                       ----------     ----------

                                                          128,898        136,077
Partners' Capital:
General Partner, 8,000.2096 Unit equivalents
  outstanding in 1998 and 1997                            112,723        108,162
Limited Partners, 242,437.0888 and
  249,401.2878 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                          3,416,612      3,373,190
                                                       ----------     ----------

                                                        3,529,335      3,481,352

                                                       ----------     ----------

                                                       $3,658,233     $3,617,429

                                                       ==========     ==========

See Notes to Financial Statements.
                                                  3

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                      -------------------------
                                                           1998          1997

                                                     ------------   ------------
 Income:
  Net gains  on trading of commodity
   futures:
  Realized gains  on closed positions                $   337,067    $   303,094
  Change in unrealized gains/losses on open
   positions                                            (139,748)       (36,371)

                                                     -----------    -----------

                                                         197,319        266,723
Less, brokerage commissions and clearing fees
  ($5 and $0, respectively)                              (63,739)       (63,768)

                                                     -----------    -----------

  Net realized and unrealized gains                      133,580        202,955
  Interest income                                         35,387         36,196

                                                     -----------    -----------

                                                         168,967        239,151

                                                     -----------    -----------


Expenses:
  Incentive fees                                          13,983         46,586
  Other                                                    9,380         13,358

                                                     -----------    -----------

                                                          23,363         59,944

                                                     -----------    -----------

  Net income                                             145,604        179,207
  Redemptions                                            (97,621)       (92,365)

                                                     -----------    -----------

  Net increase  in Partners' capital                      47,983         86,842

Partners' capital, beginning of period                 3,481,352      3,358,976

                                                     -----------    -----------

Partners' capital, end of period                     $ 3,529,335    $ 3,445,818
                                                     ===========    ===========

Net asset value per Unit
  (250,437.2984 and 286,749.3628 Units outstanding
  at March 31, 1998 and 1997, respectively)          $     14.09    $     12.02
                                                     ===========    ===========


Net income  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent       $      0.57    $      0.61
                                                     ===========    ===========

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

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

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Continued)

2.         Net Asset Value Per Unit:

  Changes in net asset value per Unit for the three months ended March 31, 1998 and 1997 were as follows:

                                                       THREE-MONTHS ENDED
                                                           MARCH 31,
                                                      -------------------
                                              1998                       1997
                                            ------------               --------

Net realized and unrealized
 gains                                       $ 0.52                     $ 0.68
Interest income                                0.14                       0.12
Expenses                                      (0.09)                     (0.19)
                                             -------                    -------

Increase for period                            0.57                       0.61

Net Asset Value per Unit,
  beginning of period                         13.52                      11.41
                                             -------                    ------

Net Asset Value per Unit,
  end of period                              $14.09                     $12.02
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at March 31, 1998 and 1997 was $326,465 and $(69,677), respectively, and the average fair value during the three months then ended, based on monthly calculation, was $303,018 and $173,308, respectively.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At March 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $11,342,663 and $20,487,404, respectively, as detailed below. All of these instruments mature within one year of March 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At March 31, 1998, the fair value of the Partnership's derivatives, including options thereon, was $326,465, as detailed below.

                                 MARCH 31, 1998
                            NOTIONAL OR CONTRACTUAL
                             AMOUNT OF COMMITMENTS
                              TO PURCHASE       TO SELL              FAIR VALUE

Currencies - OTC Contracts    $11,342,663     $20,487,404              $326,465
                              ===========     ===========              ========

         At March 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,643,896 and $10,282,811, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $(69,677) as detailed below.

                                 MARCH 31, 1997
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
                             ==========       ===========             =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and additions of Units and distributions of profits, if any.

         For the three months ended March 31, 1998, Partnership capital increased 1.4% from $3,481,352 to $3,529,335. This increase was attributable to net income from operations of $145,604 which was partially offset by the redemption of 6,964.1990 Units totaling $97,621 for the three months ended March 31, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 1998, the net asset value per Unit increased 4.2% from $13.52 to $14.09, as compared to an increase of 5.3% in the first quarter of 1997. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1998 of $197,319. These gains were recognized in the trading of Swiss Francs, Greek Drachma, Thai Baht, Indonesian Rupia and Malaysian Ringgit and were partially offset by losses in Japanese Yen, New Zealand Dollar and Brazilian Cruzado. The Partnership experienced a net trading gain before commissions and expenses in the first quarter of 1997 of $266,723. These gains were primarily recognized in the trading of Japanese Yen and Italian Lira and were partially offset by losses in Pound Sterling and Swiss Francs.

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

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1998 decreased by $809 as compared to the corresponding period in 1997. This decrease is primarily due to the effect of redemptions on the Partnership's equity maintained in cash which was partially offset by an increase in interest rates during the three months ended March 31, 1998 as compared to 1997.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three months ended March 31, 1998 decreased by $29 as compared to the corresponding period in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1998 and 1997 resulted in incentive fees of $13,983 and $46,586, respectively.

                                               PART II OTHER INFORMATION

Item 1. Legal Proceedings

                   Between    May 1994 and the present,  Salomon  Brothers Inc.
                   ("SBI"), SB and The Robinson Humphrey Company, Inc.("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Anti-trust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

                   In consolidated action, the plaintiffs purport to represent a class of persons who bought one or more of what they currently estimate to be approximately 1,650 securities on NASDAQ between May 1, 1989 and May 27, 1994. They seek unspecified monetary damages, which would be trebled under the antitrust laws. The plaintiffs also seek injunctive relief, as well as attorney's fees and the costs of the action. (The state cases seek similar relief.) Plaintiffs in the consolidated action filed an amended consolidated complaint that defendants answered in December 1995. On November 26, 1996, the Court certified a class composed of retail purchasers. A motion to include institutional investors in the class and to add class representatives was granted. In December 1997, SBI, SB and R-H, along with several other broker-dealer defendants, executed a settlement agreement with the plaintiffs. This agreement has been preliminarily approved by the U.S. District Court for the Southern District of New York but is subject to final approval.

                   On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in

                   NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal is pending.

                   The Securities and Exchange Commission ("SEC") is also conducting a review of the NASDAQ marketplace, during which it has subpoenaed documents and taken the testimony of various individuals including SBI and SB personnel. In July 1996, the SEC reached a settlement with the National Association of Securities Dealers and issued a report detailing certain conclusions with respect to the NASD and the NASDAQ market.

                   In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Sterns & Co. Inc. et al.) Has been stayed by agreement of the parties.

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

By:
         David J. Vogel, President


Date:

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)


By:
         David J. Vogel, President


Date:


By
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:

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

Date:       5/15/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:       5/15/98


By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:       5/15/98