Form 10-Q
period 1998-06-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1998-08-14
CIK 876716

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1998

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

                                                                     Page
                                                                    Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition at
                 June 30, 1998 and December 31, 1997                   3


                 Statement of Income and Expenses
                 and Partners' Capital for the three
                 and six months ended June 30, 1998
                 and 1997                                              4

                 Notes to Financial Statements                       5 - 8

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                          9 - 10

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                        11

PART II - Other Information                                         12 - 13

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                       ----------     ----------
                                                      (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                            $3,271,060     $3,143,740

  Net unrealized appreciation
    on open futures contracts                             215,875        462,188

                                                       ----------     ----------


                                                        3,486,935      3,605,928

Interest receivable                                        11,815         11,501

                                                       ----------     ----------

                                                       $3,498,750     $3,617,429

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   20,245     $   21,027
  Incentive fees                                                -         54,882
  Other                                                    28,210         27,954
 Redemptions payable                                       71,227         19,439
 Commodity options written, at market value
  (premiums received $16,800 in 1997)                           -         12,775
                                                       ----------     ----------

                                                          119,682        136,077
                                                       ----------     ----------
Partners' Capital:
General Partner, 8,000.2096 Unit equivalents
  outstanding in 1998 and 1997                            111,443        108,162
Limited Partners, 234,547.8985 and
  249,401.2878 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                          3,267,625      3,373,190
                                                       ----------     ----------

                                                        3,379,068      3,481,352

                                                       ----------     ----------

                                                       $3,498,750     $3,617,429

                                                       ==========     ==========

See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                        --------------------------    --------------------------
                                                            1998          1997           1998           1997
                                                        -----------    -----------    -----------    -----------

Income:
  Net gains (losses) on trading of commodity futures:
  Realized gains (losses) on closed positions           $   105,112    $  (233,115)   $   442,179    $    69,979
  Change in unrealized gains/losses on open
   positions                                               (110,590)       (64,664)      (250,338)      (101,035)

                                                        -----------    -----------    -----------    -----------

                                                             (5,478)      (297,779)       191,841        (31,056)
Less, brokerage commissions and clearing fees
  ($0, $0, $5 and $0,  respectively)                        (60,690)       (57,326)      (124,429)      (121,094)

                                                        -----------    -----------    -----------    -----------

  Net realized and unrealized gains (losses)                (66,168)      (355,105)        67,412       (152,150)
  Interest income                                            35,773         37,114         71,160         73,310

                                                        -----------    -----------    -----------    -----------

                                                            (30,395)      (317,991)       138,572        (78,840)

                                                        -----------    -----------    -----------    -----------


Expenses:
  Other                                                       9,753         10,816         19,133         24,174
  Incentive fees                                                  -              -         13,983         46,586

                                                        -----------    -----------    -----------    -----------

                                                              9,753         10,816         33,116         70,760

                                                        -----------    -----------    -----------    -----------

  Net income (loss)                                         (40,148)      (328,807)       105,456       (149,600)
  Redemptions                                              (110,119)      (165,640)      (207,740)      (258,005)

                                                        -----------    -----------    -----------    -----------

  Net decrease in Partners' capital                        (150,267)      (494,447)      (102,284)      (407,605)

Partners' capital, beginning of period                    3,529,335      3,445,818      3,481,352      3,358,976

                                                        -----------    -----------    -----------    -----------

Partners' capital, end of period                        $ 3,379,068    $ 2,951,371    $ 3,379,068    $ 2,951,371
                                                        -----------    -----------    -----------    -----------

Net asset value per Unit
  (242,548.1081 and 272,053.3926 Units outstanding
  at June 30, 1998 and 1997, respectively)              $     13.93    $     10.85    $     13.93    $     10.85
                                                        -----------    -----------    -----------    -----------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent          $     (0.16)   $     (1.17)   $      0.41    $     (0.56)
                                                        -----------    -----------    -----------    -----------


See Notes to Financial Statements
                                        4

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                   (Unaudited)

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

       Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. Smith Barney Inc. ("SB"), an affiliate of the General Partner, acts as commodity broker for the Partnership. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the "Advisors"). On November 28, 1997, Smith Barney Holdings Inc. was merged with Salomon Inc to form Salomon Smith Barney Holdings Inc. ("SSBH"), a wholly owned subsidiary of Travelers Group. SB is a wholly owned subsidiary of SSBH.

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 1998
                                   (continued)

2.      Net Asset Value Per Unit:

      Changes in net asset value per Unit for the three and six months ended June 30, 1998 and 1997 were as follows:

                                       THREE-MONTHS ENDED      SIX-MONTHS ENDED
                                            JUNE  30,              JUNE 30,
                                         1998       1997       1998       1997

Net realized and unrealized
 gains (losses)                         $(0.27)    $(1.26)    $ 0.25     $(0.58)
Interest income                           0.15       0.13       0.29       0.26
Expenses                                 (0.04)     (0.04)     (0.13)     (0.24)
                                        ------     ------     ------     ------

Increase (decrease) for
 period                                  (0.16)     (1.17)      0.41      (0.56)

Net Asset Value per Unit,
 beginning of period                     14.09      12.02      13.52      11.41
                                        ------     ------     ------     ------

Net Asset Value per Unit,
 end of period                          $13.93     $10.85     $13.93     $10.85
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

      All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at June 30, 1998 and December 31, 1997 was $215,875 and $449,413,
respectively, and the average fair value during the six and twelve months then ended, based on monthly calculation, was $93,598 and $93,357, respectively.

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

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At June 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $11,281,898 and $18,170,739, respectively, as detailed below. All of these instruments mature within one year of June 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At June 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $215,875, as detailed below.

                                         JUNE 30, 1998
                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE       TO SELL         FAIR VALUE

Currencies - OTC Contracts          $11,281,898       $15,931,019      $235,047
Exchange Traded Contracts                   -           2,239,720       (19,172)
                                    -----------       -----------      ---------

Totals                              $11,281,898       $18,170,739      $215,875
                                    ===========       ===========      ========

      At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,492,956 and $16,663,901, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $449,413 as detailed below.

                                      DECEMBER 31, 1997
                                    NOTIONAL OR CONTRACTUAL
                                     AMOUNT OF COMMITMENTS
                                   TO PURCHASE      TO SELL          FAIR VALUE

Currencies - OTC Contracts           $8,492,956     $16,647,101       $(12,775)
Exchange Traded Contracts                   -            16,800        462,188
                                     ----------     -----------       --------

Totals                               $8,492,956     $16,663,901       $449,413
                                     ==========     ===========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1998.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

      For the six months ended June 30, 1998, Partnership capital decreased 2.9% from $3,481,352 to $3,379,068. This decrease was attributable to the redemption of 14,853.3893 Units totaling $207,740 which was partially offset by net income from operations of $105,456 for the six months ended June 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

      The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000. The failure of vendors, clients, or regulators to resolve their own Year 2000 compliance issues in a timely manner could result in material financial risk to the Partnership.

Results of Operations

      During the Partnership's second quarter of 1998, the net asset value per Unit decreased 1.1% from $14.09 to $13.93, as compared to a decrease of 9.7% in the second quarter of 1997. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1998 of $5,478. These losses were primarily recognized in the trading of Swiss Francs, Greek Drachma, Pound Sterling, Singapore Dollar, Italian Lira, Venezuelan Bolivar and Brazilian Real and were partially offset by gains in Japanese Yen, Malaysian Ringgit, Thai Baht and South African Rand. The Partnership experienced a net trading loss before commissions and expenses in the second quarter of 1997 of $297,779. These losses were primarily recognized in the trading of Japanese Yen, Italian Lira, Swiss Francs, Deutsche Mark, Spanish Peseta and New Zealand Dollar and were partially offset by gains in Pound Sterling, Australian Dollar, Canadian Dollar and Norwegian Krone.

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

      Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield.
Interest income for the three and six months ended June 30, 1998 decreased by $1,341 and $2,150, respectively, as compared to the corresponding periods in 1997. This decrease is primarily due to the effect of redemptions on the Partnership's equity maintained in cash during 1998.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and clearing fees for the three and six months ended June 30, 1998 increased by $3,364 and $3,335, respectively, as compared to the corresponding periods in 1997.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and six months ended June 30, 1998 resulted in incentive fees of $0 and $13,983, respectively. Trading performance for the three and six months ended June 30, 1997 resulted in incentive fees of $ 0 and $46,586.

Item 3.      Quantitative and Qualitative Disclosures of Market Risk

      The  fund  is  subject  to  SEC  Financial   Reporting   Release  No.  48,
Quantitative and Qualitative Disclosures of Market Risk and will comply with the disclosure and reporting requirements in its form 10K as of December 31, 1998.

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings

            Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), SB and The Robinson Humphrey Company, Inc. ("R- H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBHI"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L. No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

            On July 17, 1996, the Antitrust Division of the Department of Justice filed a complaint against a number of firms that act as market makers in NASDAQ stocks. The complaint basically alleged that a common understanding arose among NASDAQ market makers which worked to keep quote spreads in

            NASDAQ stocks artificially wide. Contemporaneous with the filing of the complaint, SBI, SB and other defendants entered into a stipulated settlement agreement, pursuant to which the defendants would agree not to engage in certain practices relating to the quoting of NASDAQ securities and would further agree to implement a program to ensure compliance with federal antitrust laws and with the terms of the settlement. In entering into the stipulated settlement, SBI and SB did not admit any liability. There are no fines, penalties, or other payments of monies in connection with the settlement. In April 1997, the U.S. District Court for the Southern District of New York approved the settlement. In May 1997, plaintiffs in the related civil action (who were permitted to intervene for limited purposes) appealed the district court's approval of the settlement. The appeal was argued in March 1998 and was affirmed in August 1998.

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

            In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SB, in the U.S. Bankruptcy Court for the Central District of California. Plaintiff alleged, among other things, that the defendants recommended and sold to plaintiff unsuitable securities. The case (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) had been subject to a stay by agreement of the parties which will expire on August 21, 1998.

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

Date:    8/14/98

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:     Smith Barney Futures Management Inc.
        (General Partner)


By:     /s/ David J. Vogel, President
        David J. Vogel, President


Date:    8/14/98


By      /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    8/14/98