Form 10-Q
period 1998-09-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1998-11-13
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1998

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

                                                                         Page
                                                                        Number


PART I - Financial Information:

           Item 1.       Financial Statements:

                         Statement of Financial Condition at
                         September 30, 1998 and December 31,
                         1997                                            3

                         Statement of Income and Expenses
                         and Partners' Capital for the three
                         and nine months ended September 30,
                         1998 and 1997                                   4

                         Notes to Financial Statements                 5 - 8

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                    9 - 11

          Item 3.        Quantitative and Qualitative Disclosures
                         of Market Risk                                  12

PART II - Other Information                                           13 - 14

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION


                                                     SEPTEMBER 30,    CEMBER 31,
                                                          1998            1997
                                                     ------------    -----------
                                                     (Unaudited)

ASSETS:
Equity in commodity futures trading account:
  Cash and cash equivalents                            $3,393,468     $3,143,740

  Net unrealized appreciation
    on open futures contracts                             124,870        462,188

                                                       ----------     ----------


                                                        3,518,338      3,605,928

Interest receivable                                        10,804         11,501

                                                       ----------     ----------

                                                       $3,529,142     $3,617,429

                                                       ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                          $   20,461     $   21,027
  Incentive fees                                           19,100         54,882
  Other                                                    21,567         27,954
 Redemptions payable                                       86,700         19,439
 Commodity options written, at market value
 (premiums received $16,800 in 1997)                         --           12,775

                                                       ----------     ----------

Partners' Capital:                                        147,828        136,077
                                                       ----------     ----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1998 and 1997                            115,603        108,162
Limited Partners, 226,051.7165 and
  249,401.2878 Units of Limited Partnership
  Interest outstanding in 1998 and 1997,
  respectively                                          3,265,711      3,373,190
                                                       ----------     ----------

                                                        3,381,314      3,481,352
                                                       ----------     ----------

                                                       $3,529,142     $3,617,429

                                                       ==========     ==========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEMPTEMBER 30,                    SEPTEMBER 30,
                                                    -------------   ------------   ------------   ------------
                                                           1998            1997         1998             1997

                                                    -------------   ------------   ------------   ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains  on closed positions                $   273,094    $   220,937    $   715,273    $   290,916
  Change in unrealized gains/losses on open
   positions                                             (91,005)       100,198       (341,343)          (837)

                                                     -----------    -----------    -----------    -----------

                                                         182,089        321,135        373,930        290,079
Less, brokerage commissions and clearing fees
  ($32, $0, $37 and $0,  respectively)                   (62,287)       (57,562)      (186,716)      (178,656)

                                                     -----------    -----------    -----------    -----------

  Net realized and unrealized gains                      119,802        263,573        187,214        111,423
  Interest income                                         34,011         34,110        105,171        107,420

                                                     -----------    -----------    -----------    -----------

                                                         153,813        297,683        292,385        218,843

                                                     -----------    -----------    -----------    -----------

Expenses:
  Incentive fees                                          19,100         41,654         33,083         88,240
  Other                                                    9,084          6,678         28,217         30,852

                                                     -----------    -----------    -----------    -----------
                                                          28,184         48,332         61,300        119,092

                                                     -----------    -----------    -----------    -----------

  Net income                                             125,629        249,351        231,085         99,751
  Redemptions                                           (123,383)      (111,275)      (331,123)      (369,280)

                                                     -----------    -----------    -----------    -----------

  Net increase (decrease) in Partners' capital             2,246        138,076       (100,038)      (269,529)

Partners' capital, beginning of period                 3,379,068      2,951,371      3,481,352      3,358,976

                                                     -----------    -----------    -----------    -----------

Partners' capital, end of period                     $ 3,381,314    $ 3,089,447    $ 3,381,314    $ 3,089,447
                                                     -----------    -----------    -----------    -----------

Net asset value per Unit
  (234,051.9261 and 262,626.9097 Units outstanding
  at September 30, 1998 and 1997, respectively)      $     14.45    $     11.76    $     14.45    $     11.76
                                                     -----------    -----------    -----------    -----------


Net income per Unit of Limited Partnership
  Interest and General Partner Unit equivalent       $      0.52    $      0.91    $      0.93    $      0.35
                                                     -----------    -----------    -----------    -----------


See Notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Travelers Group Inc. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the "Advisors"). (see Note 5)

           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 1998
                                   (continued)

2.         Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and nine months ended September 30, 1998 and 1997 were as follows:

                                THREE-MONTHS ENDED  NINE-MONTHS ENDED
                                   SEPTEMBER 30,      SEPTEMBER 30,
                                 1998      1997      1998        1997

Net realized and unrealized
 gains                         $ 0.50    $ 0.97    $ 0.75     $0.39
Interest income                  0.15      0.13      0.44      0.38
Expenses                        (0.13)    (0.19)    (0.26)    (0.42)
                                ------    ------    ------   ------

Increase for period              0.52       .91      0.93       .35

Net Asset Value per Unit,
 beginning of period            13.93     10.85     13.52     11.41
                                ------    ------    ------   ------

Net Asset Value per Unit,
 end of period                 $14.45    $11.76    $14.45    $11.76
                               ======    ======    ======    ======

3.       Trading Activities:

         The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

         The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses.

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, at September 30, 1998 and December 31, 1997 was $124,870 and $449,413, respectively, and the average fair value during the nine and twelve months then ended, based on monthly calculation, was $205,142 and $93,357, respectively.

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

         Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

         The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SSB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments.

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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. At September 30, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $17,055,826 and $14,431,978, respectively, as detailed below. All of these instruments mature within one year of September 30, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At September 30, 1998, the fair value of the Partnership's derivatives, including options thereon, was $124,870, as detailed below.

                               SEPTEMBER 30, 1998
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                            TO PURCHASE       TO SELL     FAIR VALUE

Currencies:
- OTC Contracts              $17,055,826   $14,192,978   $   110,870
- Exchange Traded Contract          --         539,000        14,000
                             -----------   -----------   -----------

Totals                       $17,055,826   $14,731,978   $   124,870
                             ===========   ===========   ===========

         At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,492,956 and $16,663,901, respectively, and the fair value of the Partnership's derivatives, including options thereon, was $449,413 as detailed below.

                                DECEMBER 31, 1997
                             NOTIONAL OR CONTRACTUAL
                              AMOUNT OF COMMITMENTS
                              TO PURCHASE      TO SELL     FAIR VALUE
Currencies:
- OTC Contracts               $ 8,492,956   $16,647,101   $   (12,775)
- Exchange Traded Contracts          --          16,800       462,188
                              -----------   -----------   -----------

Totals                        $ 8,492,956   $16,663,901   $   449,413
                              ===========   ===========   ===========

5.       Subsequent Event:

         On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1998.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

         For the nine months ended September 30, 1998, Partnership capital decreased 2.9% from $3,481,352 to $3,381,314. This decrease was attributable to the redemption of 23,349.5713 Units totaling $331,123 which was partially offset by net income from operations of $231,085 for the nine months ended September 30, 1998. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Operational Risk

         The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH. SSBH has analyzed the impact of the year 2000 on its systems and processes and modifications for compliance are proceeding according to plan. All modifications necessary for year 2000 compliance are expected to be completed by the first quarter of 1999. In July 1998, SSB participated in successful industry-wide testing coordinated by the Securities Industry Association and plans to participate in such tests in the future. The purpose of industry-wide testing is to confirm that exchanges, clearing organizations, and other securities industry participants are prepared for the year 2000.

         The most likely and most significant risk to the Partnership associated with the lack of year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations or regulators with which the Partnership interacts to resolve their year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.

         In addition, the General Partner is addressing the technological implications that will result from regulatory and market changes due to Europe's Economic and Monetary Union ("EMU").

         Risks to the Partnership exist in the lack of experience with this new currency and the potential impact it can have on the Advisors' trading programs. Risks also exist in the failure of external information technology and accounting systems to adequately prepare for the conversion. This issue is particularly acute in the area of the exchanges, clearing houses and over-the-counter foreign exchange markets where the futures interests are traded. If the necessary changes are not properly implemented, the Partnership could suffer failed trade settlements, inability to reconcile trading positions and funding disruptions. Such events could result in erroneous entries in the Partnership's accounts, mispriced transactions, and a delay or inability to provide timely pricing of Units for the purpose of effecting purchases and redemptions.

         SSB has evaluated its internal systems and made the necessary changes to accommodate EMU transactions on behalf of the Partnership. The General Partner will continue to monitor and communicate with the Advisors and related third-party entities to assure preparation for the EMU conversion and advanced notification of impending issues or problems.


Results of Operations

         During the Partnership's third quarter of 1998, the net asset value per Unit increased 3.7% from $13.93 to $14.45, as compared to an increase of 8.4% in the third quarter of 1997. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $182,089. These gains were primarily recognized in the trading of Swiss Francs, Deutsche Mark, Canadian Dollar, New Zealand Dollar, Mexican Peso and Brazilian Real and were partially offset by losses in Japanese Yen, Hong Kong Dollar, Russian Ruble and South African Rand. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1997 of $321,135. These gains were primarily recognized in the trading of Australian Dollar, French Francs, Czech Korona, Malaysian Ringgit, Italian Lira, Deutsche Mark, Spanish Peseta and New Zealand Dollar and were partially offset by losses in Pound Sterling and Japanese Yen.

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

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1998 decreased by $99 and $2,249, respectively, as compared to the corresponding periods in 1997. This decrease is primarily due a decrease in interest rates in 1998 as compared to 1997.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1998 increased by $4,725 and $8,060, respectively, as compared to the corresponding periods in 1997.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine
months    ended     September  30, 1998  resulted in incentive  fees of $19,100 and $33,083, respectively. Trading performance for the three and nine months ended September 30, 1997 resulted in incentive fees of $41,654 and $88,240, respectively.

Item 3.            Quantitative and Qualitative Disclosures of Market Risk

         The Partnership is subject to SEC Financial Reporting Release No. 48, regarding quantitative and qualitative disclosures of market risk and will comply with the disclosure and reporting requirements in its Form 10-K as of December 31, 1998.

                   PART II OTHER INFORMATION

Item 1.            Legal Proceedings

                   Between May 1994 and the present, Salomon Brothers Inc. ("SBI"), Smith Barney Inc. ("SB") and The Robinson Humphrey Company, Inc. ("R-H"), all currently subsidiaries of Salomon Smith Barney Holdings Inc. ("SSBH"), along with a number of other broker-dealers, were named as defendants in approximately 25 federal court lawsuits and two state court lawsuits, principally alleging that companies that make markets in securities traded on NASDAQ violated the federal antitrust laws by conspiring to maintain a minimum spread of $.25 between the bid and asked price for certain securities. The federal lawsuits and one state court case were consolidated for pre-trial purposes in the Southern District of New York in the fall of 1994 under the caption In re NASDAQ Market-Makers Antitrust Litigation, United States District Court, Southern District of New York No. 94-CIV-3996 (RWS); M.D.L.No. 1023. The other state court suit, Lawrence A. Abel v. Merrill Lynch & Co., Inc. et al.; Superior Court of San Diego, Case No. 677313, has been dismissed without prejudice in conjunction with a tolling agreement.

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

Date:       11/12/98

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:        Smith Barney Futures Management Inc.
           (General Partner)


By:        /s/ David J. Vogel, President
           David J. Vogel, President


Date:       11/12/98


By         /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:       11/12/98