Form 10-K
period 1998-12-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1999-03-30
CIK 876716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

Commission File Number 0-21588

          SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
------------------------------------------------------------------------
(Exact name of  registrant  as  specified  in its charter)

          New York                                       13-3616914
     (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                    c/o Smith Barney Futures Management Inc.
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
-------------------------------------------------------------------------
          (Address and Zip Code of principalexecutive offices)
                           (212) 723-5424
-------------------------------------------------------------------------
              (Registrant's telephone number,including area code)

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

                                                        Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 1999 Limited Partnership Units with an aggregate value of $14.92 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.

     (a)General development of business. Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership organized on May 29, 1991 under the limited partnership laws of the State of New York to engage in speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on March 12, 1992. A total of 10,000,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on September 30, 1991. Between September 30, 1991 and February 27, 1992, 1,109,024 Units were sold to the public at $10 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the General Partner's contribution of $143,760, to the Partnership's trading account on March 12, 1992 when the Partnership commenced trading. Sales of additional Units and redemptions of Units for the years ending December 31, 1998, 1997 and 1996 are reported in the Statement of Partners' Capital on page F-6 under "Item
8. Financial Statements and Supplementary Data.@

         The General Partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit or (ii) the greater of (a) 1% of the Partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated on December 31, 2011; if the Net Asset Value per Unit falls below $4 as of the end of a trading day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
     Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB. As of December 31, 1998, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with Friedberg Commodity Management Inc. and Trendview Management Inc., (collectively, the "Advisors") who make all commodity trading decisions for the Partnership. None of the

Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Pursuant to the terms of each Management Agreement, the Partnership is obligated to pay the Advisors an incentive fee payable quarterly of 20% of New Trading Profits (as defined in the Limited Partnership Agreement) of the Partnership.
         The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee, SSB pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
     In addition, SSB pays the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
         (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1998 was $3,165,992.
         (c) Narrative description of business. See Paragraphs (a) and (b) above. (i) through (x) - Not applicable. (xi) through (xii) - Not applicable. (xiii) - The Partnership has no employees.
         (d) Financial Information About Foreign and Domestic
         Operations and Export Sales. The Partnership does not engage in sales of goods or services, and therefore this item is not applicable.
Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
         Thereare no material legal proceedings pending against the Partnership or the General Partner.

        This section describes the major legal proceedings, other than ordinary routine litigation incidental to the business, to which SSBH, the parent company of this General Partner or its subsidiaries is a party or to which any of their property is subject.
              In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT"), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest with respect to a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that the purchase of the participation interests for the third MOA portfolio and for the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participation interests in transactions in which it purchased as principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three such interests and 100% of one such interest were sold to APT for purchase prices aggregating approximately $20.9 million. Plaintiffs' second amended complaint seeks (a) judgment on the ERISA claims for the purchase prices of the four participation interests (approximately $20.9 million), for rescission and for disgorgement of profits, as well as other relief, and (b) judgment on the claims brought under RICO and state law in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. The court dismissed the RICO, breach of contract, and unjust enrichment claims. The court also found that defendants did not qualify as an ERISA fiduciary and dismissed the claims based on that allegation. Defendants moved for summary judgment on the sole remaining claim. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. Defendants are awaiting a decision.
              Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the transactions in which APT acquired such participation interests. With respect to the Internal Revenue Service review, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue 30-day letters with respect to the transactions.
              In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Smith Barney, in the U.S. Bankruptcy Court for the Central District of California (County of Orange et al. v. Bear Stearns & Co. Inc. et al.). Plaintiff alleges, among other things, that defendants recommended and sold to plaintiff unsuitable securities and that such transactions were outside the scope of plaintiff's statutory and constitutional authority (ultra vires). Defendants' motion for summary judgment was granted with respect to the ultra vires claims in February 1999. The court allowed the filing of an amended complaint asserting claims based on alleged breaches of fiduciary duty.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a declaratory judgment that Smith Barney Inc. and another underwriter are responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation
Refunding Bonds Series 1991. The Company filed a motion to dismiss the complaints in September 1998, and the complaints were subsequently amended. The Company has filed a motion to dismiss the amended complaints.

              In November 1998, a purported class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleges that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. The Company intends to contest this complaint vigorously. Environmental Matters
         In July 1996, the City and County of Denver ("Denver") enacted an ordinance imposing a substantial fee on any radioactive waste or radium-contaminated material disposed of in the City of Denver. Under this ordinance, Denver assessed a subsidiary of Salomon, the S.W. Shattuck Chemical Company, Inc. ("Shattuck"), $9.35 million for certain disposal already carried out. Shattuck sued to enjoin imposition of the fee on constitutional grounds. The United States also sued, seeking to enjoin imposition of the fee on constitutional grounds. Denver counterclaimed and moved to add SSBH as a defendant for past costs. These cases have been consolidated before the U.S. District Court in Colorado, which granted Shattuck's motion for a preliminary injunction enjoining Denver from enforcing the ordinance during the pendency of the litigation. The parties have reached a settlement.
         The Company and various subsidiaries have also been named as defendants in various matters incident to and typical of the businesses in which they are engaged. These include numerous civil actions, arbitration proceedings and other matters in which the Company's broker-dealer subsidiaries have been named, arising in the normal course of business out of activities as a broker and dealer in securities, as an underwriter of securities, as an investment banker or otherwise. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.
Item 4. Submission of Matters to a Vote of Security Holders.
         There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.

                                     PART II
Item 5. Market for Registrant's Common Equity and Related Security Holder
Matters.
          (a) Market Information.  The Partnership has issued no stock.
              There is no established public trading market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1998 was 125.
          (c) Distribution. The Partnership did not declare a distribution in 1998 or 1997.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and total assets at December 31, 1998, 1997, 1996, 1995 and 1994 were as follows:

                                           1998             1997           1996          1995             1994
                                     -----------     -----------     -----------   -----------         -------

Realized and unrealized trading
 gains(losses) net of brokerage
 commissions and clearing fees
 of $243,077, $237,265, $263,649,
 $694,687 and $1,226,232,
 respectively                       $    (35,118)   $    590,534   $    712,497   $   (320,012)   $ (2,201,591)

Interest income                          134,578         141,341        150,381        459,661         584,880
                                    ------------    ------------   ------------   ------------    ------------

                                    $     99,460    $    731,875   $    862,878   $    139,649    $ (1,616,711)
                                    ============    ============   ============   ============    ============

Net income (loss) .                 $     23,296    $    556,770   $    715,392   $   (364,410)   $ (1,930,322)
                                    ============    ============   ============   ============    ============

Increase (decrease)
 in net asset value
 per Unit                           $       0.04    $       2.11   $       2.11   $      (0.49)   $      (1.14)
                                    ============    ============   ============   ============    ============

Total assets                        $  3,211,970    $  3,617,429   $  3,504,725   $  6,935,713    $ 13,532,638
                                    ============    ============   ============   ============    ============

                                       11

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                  (a) Liquidity.The Partnership  does  not  engage  in  sales of
goods  or  services.  Its  only   assets  are  its  commodity  futures  trading
account, consisting of cash, net unrealized appreciation (depreciation) on open commodity contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
                   (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
                   (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies are deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
                    (3) The  Partnership  does not employ the trading  technique commonly known as "pyramiding", in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.
                    (4) The  Partnership  does  not  utilize  borrowings  except short-term borrowings if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing a line of credit with respect to forward contracts shall constitute borrowing.
                    (5) The  Advisors  may,  from time to time,  employ  trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
                The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SSB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership"s credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The fair value of off-exchange traded forward currency contracts at December 31, 1998 and 1997 was approximately $60,000 and $462,000, respectively.
                The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and, accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data.," for further information on financial instrument risk included in the notes to financial statements.)
                Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the General Partner may, at its discretion, cause the Partnership to cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2011;
(ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; or (iv) the occurrence of any event which shall make it unlawful for the existing Partnership to be continued. The General Partner may, in its discretion, dissolve the Partnership if the net asset value per Unit falls below $4 as of the end of any business day after trading.
                  (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
                (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.
                  No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1998, 23,888.7779 Units were redeemed totaling $338,656. For the year ended December 31, 1997, 36,943.6113 Units were redeemed totaling $434,394. For the year ended December 31, 1996, 167,750.4101 Units were redeemed totaling $1,654,807.
                A Limited Partner may elect automatically to reinvest the amount of his distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the ex-dividend date. This election may be made at the time of subscription and is contingent upon the availability of Units. If a Limited Partner elects to reinvest and no Units are available as of a distribution date, the Limited Partner's SSB account will be credited with the amount of the distribution.

                  (c)Results of Operations.
                For the year ended  December 31,  1998,  the Net Asset Value per
Unit increased 0.3% from $13.52 to $13.56. For the year ended December 31, 1997, the Net Asset Value per Unit increased 18.5% from $11.41 to $13.52. For the year ended December 31, 1996, the Net Asset Value per Unit increased 22.7% from $9.30 to $11.41.
                  The Partnership experienced net trading gains of $207,959 before commissions and expenses for the year ended December 31, 1998. Gains were attributable to the trading of Canadian Dollar, Mexican Peso, Thai Baht, Indonesian Rupia and Malaysian Ringgit and partially offset by losses in British Pounds, Brazilian Real and Russian Ruble.
                  The Partnership experienced net trading gains of $827,799 before commissions and expenses for the year ended December 31, 1997. Gains were primarily attributable to the trading of Japanese Yen, Spanish Peseta, Italian Lira and Malaysian Ringgit.
                  The Partnership experienced net trading gains of $976,146 before commissions and expenses for the year ended December 31, 1996. These gains were primarily attributable to the trading of major currencies, in particular, Japanese Yen, British Pound and Deutsche Mark.
                  Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, governmental, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (d)      Operational Risk
                  The Company is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.
Such risks include:
Operational/Settlement Risk - the risk of financial and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Company is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets.
Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Company's ability to gather, process, and communicate information efficiently and securely, without interruption, with customers, among units within the Company, and in the markets where the Company participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Company's stockholder, creditors, and regulators, is free of material errors. Risk of Computer System Failure (Year 2000 Issue)
                  The Year 2000 issue is the result of existing computers in many businesses using only two digits to identify a year in the date field. These computers and programs, often referred to as "information technology,"
were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results at the Year 2000. Such systems and processes are dependent on correctly identifying dates in the next century.
                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors
                      19
trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.
                  The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and involve over 450 people at the peak staffing level. SSB expects to complete all compliance and certification work by June 1999. At this time, over 95% of SSBH systems have completed the correction process and are Year 2000 compliant. Over 73% of the systems have completed certification testing. The Year 2000 project at SSBH remains on schedule.
                  The systems and components supporting the General Partner's business that require remediation have been identified and modifications have been made to bring them into Year 2000 compliance. Testing of these systems was completed in the fourth quarter of 1998. Final testing and certification are expected to be completed by the end of the first quarter of 1999.
                  This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.
                          20

                  The General Partner has requested and received statements from the Advisors that each has undertaken its own evaluation and remediation plans to identify any of its computer systems that are Year 2000 vulnerable. Each Advisor has confirmed it is taking immediate actions to remedy those systems as necessary. The General Partner will continue to inquire into and to confirm each Advisor's readiness for Year 2000.
                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
                  SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of new York, and Futures Industry Association participants test. The firm is also participating in the streetwide testing which commenced in March 1999.
                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.
               The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first halfof 1999. European Economic and Monetary Union
         European Economic and Monetary Union ("EMU") is an historic event in Europe involving the unification of currency in eleven major countries. The new unified currency, called the Euro, is expected to compete on a global scale with the U.S. Dollar and the Japanese Yen.
         Introduction of the Euro began on January 1, 1999, when the European Central Bank assumed control of the monetary policy for participating nations. Exchange rates between the participating countries were fixed and the Euro is available for electronic payments. Also on January 1, 1999, various issuers re-denominated their securities and harmonized bond payment conventions. A three-year transition period began on January 1, 1999, after which Euro notes and coins will be issued by the European Central Bank and national currencies will be phased out.
                  The Company completed a successful conversion to the Euro and has commenced trading and settlement in the new currency with no major exceptions.

                  As the preceding risks are largely interrelated, so are the Company's actions to mitigate and manage them. The Company's Chief Administrative Officer is responsible for, among other things, oversight of global operations and technology. An essential element in mitigating the risks noted above is the optimization of information technology and the ability to manage and implement change. To be an effective competitor in an information-driven business of a global nature requires the development of global systems and databases that ensure increased and more timely access to reliable data.
         (e)      New Accounting Pronouncements
                  In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal year beginning after June 15, 1999 SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification
                         24
included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk. Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the
Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).
         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected. The Partnership's Trading Value at Risk in Different Market Sectors

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1998. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1998, the Partnership's total capitalization was $3,165,992.
                              December 31, 1998
                                            % of Total
     Market Sector          Value at Risk   Capitalization

Currencies - OTC Contracts   $175,780       5.55%
Exchange Traded Contracts     152,444       4.82%
                             --------      -------

Total                        $328,224      10.37%
                             ========     =======

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirement (margin requirements generally range between 2% and 15% of contract face value) as well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin." Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments. Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership.

There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term.
Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 1998, by market sector.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars. Qualitative Disclosures Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1998.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs. The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter programs traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs. Item 8. Financial Statements and Supplementary Data.

Item 8.           Financial Statements and Supplementary Data.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
                                                                    Number

      Oath or Affirmation                                            F-2

      Report of Independent Accountants.                             F-3

      Financial Statements:
      Statement of Financial Condition at
      December 31, 1998 and 1997.                                    F-4

      Statement of Income and Expenses for
      the years ended December 31, 1998, 1997
      and 1996.                                                      F-5

      Statement of Partners' Capital for the
      years ended December 31, 1998, 1997, and
      1996.                                                          F-6

      Notes to Financial Statements.                              F-7 - F-11











                                       F-1

                                    Continued

                          To The Limited Partners of
                                  Smith Barney
                    International Advisors Currency Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management Inc.
     General Partner, Smith Barney International
       Advisors Currency Fund L.P.

Smith Barney Futures Management Inc.
390 Greenwich Street
1st Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of Smith Barney International Advisors Currency Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney International Advisors Currency Fund L.P. at December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                      PricewaterhouseCoopers LLP

New York, New York
February 26, 1999
                                 F-3

                     Smith Barney
       International Advisors Currency Fund L.P.
           Statement of Financial Condition
              December 31, 1998 and 1997


                                                      1998                1997

Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                               $3,176,930   $3,143,740
   Net unrealized appreciation on open
   futures contracts                                19,227      462,188
                                                ----------   ----------
                                                 3,196,157    3,605,928

Interest receivable                                 10,034       11,501
Other assets                                         5,779         --
                                                ----------   ----------
                                                $3,211,970   $3,617,429
                                                ==========   ==========

Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                  $   18,577   $   21,027
   Incentive fees                                     --         54,882
   Professional fees                                23,334       24,215
   Other                                             4,067        3,739
  Redemptions payable (Note 5)                        --         19,439
  Commodity options written at fair
    value (premiums received $16,800 in 1997)         --         12,775
                                                ----------   ----------
                                                    45,978      136,077
                                                ----------   ----------
Partners' Capital (Notes 1, 5 and 8):
  General Partner, 8,000.2096 Unit
   equivalents outstanding
   in 1998 and 1997                                108,483      108,162
  Limited Partners, 225,512.5099 and
   249,401.2878 Units
   of Limited Partnership Interest
   outstanding in 1998
   and 1997, respectively                        3,057,509    3,373,190
                                                ----------   ----------
                                                 3,165,992    3,481,352
                                                ----------   ----------
                                                $3,211,970   $3,617,429
                                                ==========   ==========

See notes to financial statements.
                              F-4

                                  Smith Barney
                   International Advisors Currency Fund L.P.
                        Statement of Income and Expenses
                              for the Years Ended
                        December 31, 1998, 1997 and 1996


                                1998             1997         1996

Income:

Net gains on trading of
commodity interests:
Realized gains on closed
  positions                    $ 654,945    $ 328,280    $ 986,462
Change in unrealized
  gains/losses on open
  positions                     (446,986)     499,519      (10,316)
                               ---------    ---------    ---------
                                 207,959      827,799      976,146
Less, brokerage commissions
  including clearing fees of
  $57, $26 and $934,
  respectively (Note 3c)        (243,077)    (237,265)    (263,649)
                               ---------    ---------    ---------
Net realized and unrealized
  gains (losses)                 (35,118)     590,534      712,497
Interest income (Note 3c)        134,578      141,341      150,381
                               ---------    ---------    ---------
                                  99,460      731,875      862,878
                               ---------    ---------    ---------
Expenses:

  Incentive fees (Note 3b)        33,083      143,122       83,905
  Professional fees               40,204       29,553       38,709
  Other                            2,877        2,430        4,919
  Organization expenses
   (Note 7)                         --           --         19,953
                               ---------    ---------    ---------
                                  76,164      175,105      147,486
                               ---------    ---------    ---------
Net income                     $  23,296    $ 556,770    $ 715,392
                               =========    =========    =========

Net income per Unit of
  Limited Partnership
  Interest
  and General Partner Unit
  equivalent (Notes 1 and 8)   $    0.04    $    2.11    $    2.11
                               =========    =========    =========




         See notes to financial statements.
                                    F-5

                             Smith Barney
               International Advisors Currency Fund L.P.
                Statement of Partners' Capital for the
             Years Ended December 31, 1998, 1997 and 1996


                                Limited         General
                               Partners         Partner        Total

Partners' capital at
   December 31, 1995         $ 4,223,989    $    74,402   $ 4,298,391
Net income                       698,512         16,880       715,392
Redemption of 167,750.4101
   Units of Limited
   Partnership Interest      (1,654,807)          --      (1,654,807)
                             -----------    -----------   -----------
Partners' capital at
   December 31, 1996           3,267,694         91,282     3,358,976
Net income                       539,890         16,880       556,770
Redemption of 36,943.6113
   Units of Limited
   Partnership  Interest        (434,394)          --        (434,394)
                             -----------    -----------   -----------
Partners' capital at
   December 31, 1997           3,373,190        108,162     3,481,352
Net income                        22,975            321        23,296
Redemption of 23,888.7779
   Units of Limited
   Partnership Interest         (338,656)          --        (338,656)
                             -----------    -----------   -----------
Partners' capital at
   December 31, 1998         $ 3,057,509    $   108,483   $ 3,165,992
                             ===========    ===========   ===========





         See notes to financial statements.
                            F-6

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

Smith Barney Futures Management Inc. acts as the general partner (the "General Partner") of the Partnership. On September 1, 1998, the Partnership's
commodity broker, Smith Barney Inc., merged with Salomon Brothers Inc and changed its name to Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. On October 8, 1998, Travelers Group Inc. merged with Citicorp Inc. and changed its name to Citigroup Inc. SSBH is a wholly owned subsidiary of Citigroup Inc.

The General Partner and each limited partner share in the profits and losses of the Partnership in proportion to the amount of Partnership interest owned by each, except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

The  Partnership  will be liquidated  upon the first to occur of the  following:
December 31, 2011; the Net Asset Value per unit falls below $4 as of the end of a trading day; or under certain other circumstances set forth in the Limited Partnership Agreement.

2.     Accounting Policies:

a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

b.     Management Agreements:

The General Partner has entered into Management Agreements with Friedberg Commodity Management Inc., and Trendview Capital Management (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, and none are affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. As compensation for their services, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined, of the Partnership earned by each Advisor.

c.     Customer Agreement:

The Partnership has entered into a Customer Agreement which was assigned to SSB which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee SSB will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SSB will pay a portion of its brokerage fees to the financial consultants who have sold Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by the Commodity Futures Trading Commission regulations. At December 31, 1998 and 1997, the amount of cash held for margin requirements was $381,580 and $501,989, respectively. SSB has agreed to pay the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.     Trading Activities:

The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at December 31,1998 and 1997 was $19,227 and $449,413, respectively, and the average fair value during the years then ended, based on a monthly calculation, was $148,854 and $93,357, respectively.

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

6.     Reinvestment:

A limited partner may elect automatically to reinvest the amount of his annual distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the day on which the distribution is declared. This election may be made at the time of subscription and is contingent upon the availability of Units during the Continuous Offering. If a limited partner elects to reinvest and no Units are available as of a distribution date, the limited partner's SSB account will be credited with the amount of the distribution.
7.  Organization and Offering Costs:
Offering expenses relating to the Continuous Offering of Partnership Units were $330,064. The Partnership has reimbursed SB such costs in twenty-four monthly installments (together with interest at the prime rate quoted by the Chase Manhattan Bank) as of January, 1996. In addition, interest expense on the reimbursement of these costs in the amounts of $101 and $8,319 for the years ended 1996 and 1995, respectively, has been included in organization expense.




8.     Net Asset Value Per Unit:

Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1998, 1997 and 1996 were as follows:


                                              1998            1997         1996

 Net realized and
  unrealized gains
  (losses)                                   $(0.20)    $    2.24     $    2.10
 Interest income                               0.56          0.49          0.42
 Expenses                                     (0.32)        (0.62)        (0.41)
                                              ------        ------        ------
 Increase for year                             0.04          2.11          2.11

 Net asset value per Unit,
  beginning of year                           13.52         11.41          9.30
                                             ------        ------        ------
 Net asset value per
  Unit, end of year                          $13.56     $   13.52     $   11.41
                                             ======        ======        ======

9.     Financial Instrument Risks:

The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,042,148 and $7,658,181, respectively. All of these instruments mature within one year of December 31, 1998. However, due to the nature of the Partnership's business, these instruments may not be held to maturity. At December 31, 1998, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $19,227, as detailed below.




                                December 31, 1998
                             Notional or Contractual
                              Amount of Commitments




                                   To Purchase          To Sell      Fair Value

Currencies
  - Exchange Traded                        --        $1,607,410      $  (40,740)
  - OTC Contracts                     8,042,148       6,050,771          59,967
                                     ----------      ----------      ----------
Totals                               $8,042,148      $7,658,181      $   19,227
                                     ==========      ==========      ==========

At December 31, 1997, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,492,956 and $16,663,901, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $449,413, as detailed below.

                                December 31, 1997
                             Notional or Contractual
                              Amount of Commitments


                              To Purchase          To Sell        Fair Value

Currencies
  -Exchange Traded                $      --        $    16,800      $   (12,775)
  -OTC Contracts                  $ 8,492,956       16,647,101          462,188
                                  -----------      -----------      -----------
Totals                            $ 8,492,956      $16,663,901      $   449,413
                                  ===========      ===========      ===========



10.      New Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that an entity recognize all derivatives in the statement of financial condition and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 is expected to have no material impact on the financial statements of the Partnership as all commodity interests are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
           During  the  last  two  fiscal   years  and any  subsequent  interim
period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                    PART III
Item 10.   Directors and Executive Officers of the Registrant.
           The   Partnership  has  no  officers  or  directors  and its affairs are managed by its General Partner, Smith Barney Futures Management Inc. Investment decisions are made by the Advisors.
Item 11.   Executive Compensation.
           The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management Inc., its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1998, SSB earned $243,077 in brokerage commissions and clearing fees. The Advisors earned $33,083 in incentive fees during 1998.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
                  (a).  Security  ownership of certain  beneficial  owners.  As of March 1, 1999, one beneficial owner who is neither a director nor executive officer of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:
Title             Name and Address of    Amount and Nature of  Percent of
of Class          Beneficial Owner       Beneficial Ownership     Class

Units of          Evelyn A. Freed           45,083.6120 Units       19.3%
Limited           1511 Clearview Lane
Partnership       Santa Ana, CA 92705-1501

                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner.The General Partner owns Units of general partnership interest equivalent to 8,000.2096 Units (3.4%) of Limited Partnership Interest as of December 31, 1998.
                 (c). Changes in control.  None.
  Item 13.  Certain Relationships and Related Transactions.
            Salomon Smith Barney Inc. and Smith Barney Futures Management Inc. would be considered promoters for purposes of item 404(d) of Regulation S-K.The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business." and "Item 11. Executive Compensation."

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                 Statement  of  Financial  Condition at December 31, 1998
                 and 1997.
                 Statement of Income and Expenses for the years ended December 31, 1998, 1997 and 1996. Statement of Partners' Capital for the years ended December 31, 1998, 1997 and
                 1996.
                (2) Financial Statement Schedules: Financial Data Schedule  for
                    the year ended December 31, 1998.
                (3) Exhibits:
                    3.1 -  Limited  Partnership Agreement (filed as Exhibit  3.1
                           to the  Registration Statement  on Form   S-1  (File
                           No.33-41438) and incorporated herein by reference).
                    3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State f New York on May 29, 1991 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).
                    10.1 - Customer Agreement between the Partnership and Lehman
                           Brothers Capital  Management Corp. (filed as  Exhibit
                           10.1 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                    10.3 - Escrow    Instructions   relating   to   escrow  of
                           subscription  funds  (filed as Exhibit  10.3  to  the

                           Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).
                    10.5 - Management Agreement   among   the   Partnership, the
                           General Partner   and Friedberg Commodity  Management
                           Inc. (filed as  Exhibit 10.5  to  the   Registration
                            Statement on Form S-1 (File  No.   33-41438)    and
                           incorporated herein by reference).
                    10.6 - Management  Agreement  among  the  Partnership,  the
                           General  Partner  and FX  Concepts,  Inc.  (filed  as
                           Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                    10.7 - Management    Agreement    among   the   Partnership,
                           the General Partner and the team of Edwin Gill and David Hunter (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).

                    10.8 -             Management    Agreement    among    the
                                       Partnership,  the General  Partner   and
                                       Steiner & Cie (filed as  Exhibit 10.8 to
                                       the  Registration Statement  on Form S-1
                                       (File  No. 33-41438)  and  incorporated
                                       herein  by   reference).
                    10.9 -             Management    Agreement    among    the
                                       Partnership,   the  General  Partner  and
                                       Sunrise  Commodities  Incorporated (filed
                                       as  Exhibit  10.9  to  the   Registration
                                       Statement on Form S-1 (File No. 33-41438)
                                       and incorporated herein by reference).
                    10.10 -            Letter  dated  September  22, 1992 from
                                       General   Partner   to   Steiner   &  Cie
                                       terminating   the  Management   Agreement
                                       effective  September  23,  1992 (filed as
                                       Exhibit 10.10 to Form 10-K for the fiscal
                                       year  ended   December  31,   1992.   and
                                       incorporated herein by reference).
                    10.11 - Letter dated March 18, 1993 from General Partner to Friedberg Commodity
                                       Management  Inc.  extending   Management
                                       Agreement  (filed  as  Exhibit  10.11 to
                                       Form  10-K  for the  fiscal  year  ended
                                       December   31,  1993  and   incorporated
                                       herein by reference).
                    10.12 - Letter dated March 18, 1993 from General Partner to FX Concepts, Inc. extending Management Agreement (filed as
                                       Exhibit  10.12  to  Form  10-K  for  the
                                       fiscal year ended December 31, 1993 and incorporated herein by reference).

                    10.13 - Letter dated March 18, 1993 from General Partner to Gill Capital Management Ltd. extending Management Agreement (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
                    10.14 - Letter dated March 18, 1993 from General Partner to Sunrise Commodities Incorporated extending Management
                                       Agreement  (filed  as  Exhibit  10.14 to
                                       Form  10-K  for the  fiscal  year  ended
                                       December   31,  1993  and   incorporated
                                       herein by reference).
                    10.15 -            Management   Agreement   among   the
                                       Partnership,  General Partner and Gandon
                                       Fund  Management  Limited dated December
                                       31, 1993 (filed as Exhibit 10.15 to Form
                                       10-K for the fiscal year ended  December
                                       31, 1993 and incorporated herein by reference).

                        10.16 - Letter dated March 22, 1994 from General Partner
                                to   Gandon  Securities  Limited    terminating
                                Management Agreement effective March 31, 1994 (filed as Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1994).
                        10.17- Letters dated February 16, 1995 from General Partner to Friedberg Commodity Management Inc. and Gill Asset Management extending Management Agreements (filed as Exhibit 10.17 toForm 10-K for the fiscal year ended December 31, 1994).
                        10.18- Letter dated January 31, 1995 from General Partner to Sunrise Commodity Incorporated terminating Management Agreement (previously filed).
                        10.19 - Management  Agreement  among the  Partnership,
                                General Partner and Commodity Monitors Inc. dated April 20, 1995 (previously filed).
                        10.20- Letter date December 31, 1996 from General Partner to Commodity Monitors Inc, terminating
                                Management   Agreement (previously  filed).

                         10.21 - Letter  dated  December  27, 1995 from  General
                                 Partner  to   Gill    Capital   Management Inc.
                                 terminating Management Agreement (previously filed).
                         10.22 - Management  Agreement  among the  Partnership,
                                 General Partner and Trendview  Management Inc.
                                 dated January 2, 1996  (previously   filed).
                         10.23 - Letters  extending  Management  Agreements with
                                 Trendview     Management  Inc.  and  Friedberg
                                 Commodity Management Inc. for 1996 and 1997 (filed as Exhibit 10.23 to Form 10-K for he year ended December 31, 1997).
                         10.24 - Letters extending  Management  Agreements with
                                 Trendview    Management  Inc.  and   Friedberg
                                 Commodity Management Inc. for 1998 (filed herein).
               (b) Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 24th day of March 1999.

SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.


By:      Smith Barney Futures Management Inc.
(General Partner)



By       /s/ David J. Vogel
David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Registration Statement has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                       /s/ Jack H. Lehman III
David J. Vogel,    Jack H. Lehman III
Director, Principal Executive                             Chairman and Director
Officer and President



/s/ Michael R. Schaefer                                  /s/ Daniel A. Dantuono
Michael R. Schaefer     Daniel A. Dantuono
Director           Treasurer, Chief Financial
                                                          Officer and Director



/s/ Daniel R. McAuliffe, Jr.                                 /s/ Steve J. Keltz
Daniel R. McAuliffe, Jr.                                     Steve J. Keltz
Director           Secretary and Director


/s/ Shelley Ullman
Shelley Ullman
Director
                                 40