Form 10-Q
period 1999-03-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1999-05-14
CIK 876716

FORM 10-Q

                           SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 1999

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

                                                                      Page
                                                                     Number


PART I - Financial Information:

  Item 1.  Financial Statements:

           Statement of Financial Condition at
           March 31, 1999 (unaudited) and
           December 31, 1998.                                          3

           Statement of Income and Expenses and Partners'  Capital
           for the three months ended March 31, 1999 and 1998
           (unaudited).                                               4

           Notes to Financial Statements (unaudited)                5 - 9

  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                              10 - 13

  Item 3.  Quantitative and Qualitative Disclosures
           of Market Risk                                          14 - 15

PART II - Other Information                                           16

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                       MARCH 31,    DECEMBER 31,
                                                        1999          1998
                                                     -----------    -----------
                                                    (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash and cash equivalents                          $ 3,470,632     $ 3,176,930

  Net unrealized appreciation
    on open futures contracts                            (32,774)         19,227

                                                     -----------     -----------


                                                       3,437,858       3,196,157

Interest receivable                                       11,624          10,034
Other assets                                                --             5,779
                                                     -----------     -----------

                                                     $ 3,449,482     $ 3,211,970

                                                     ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    19,960     $    18,577
  Professional fees                                       13,947          23,334
  Other                                                   13,995           4,067
  Incentive fees                                          15,931            --

                                                     -----------     -----------

Partners' Capital:                                        63,833          45,978
                                                     -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1999 and 1998                           117,523         108,483
Limited Partners, 222,430.5738 and
  225,512.5099 Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                         3,268,126       3,057,509
                                                     -----------     -----------

                                                       3,385,649       3,165,992
                                                     -----------     -----------

                                                     $ 3,449,482     $ 3,211,970

                                                     ===========     ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                     ------------   -----------
                                                            1999          1998

                                                     ------------    ----------
Income:
  Net gains  on trading of commodity
   futures:
  Realized gains  on closed positions                 $   372,485    $   337,067
  Change in unrealized gains/losses on open
   positions                                              (52,001)      (139,748)

                                                      -----------    -----------

                                                          320,484        197,319
Less, brokerage commissions including clearing fees
  of $28 and $5, respectively                             (61,047)       (63,739)

                                                      -----------    -----------

  Net realized and unrealized gains                       259,437        133,580
  Interest income                                          33,164         35,387

                                                      -----------    -----------

                                                          292,601        168,967

                                                      -----------    -----------


Expenses:
  Incentive fees                                           15,931         13,983
  Other                                                    11,110          9,380

                                                      -----------    -----------

                                                           27,041         23,363

                                                      -----------    -----------

  Net income                                              265,560        145,604
  Redemptions                                             (45,903)       (97,621)

                                                      -----------    -----------

  Net increase  in Partners' capital                      219,657         47,983

Partners' capital, beginning of period                  3,165,992      3,481,352

                                                      -----------    -----------

Partners' capital, end of period                      $ 3,385,649    $ 3,529,335
                                                      ===========    ===========

Net asset value per Unit
  (230,430.7834 and 250,437.2984 Units outstanding
  at March 31, 1999 and 1998, respectively)           $     14.69    $     14.09
                                                      ===========    ===========


Net income  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $      1.13    $      0.57
                                                      ===========    ===========


See notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

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

     SmithBarney Futures Management Inc. acts as the general partner (the AGeneral Partner@) of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the AAdvisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                 March 31, 1999
                                   (continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 1999 and 1998 were as follows:

                                               THREE-MONTHS ENDED
                                                    MARCH 31,
                                             1999             1998

Net realized and unrealized
 gains                                     $ 1.11            $ 0.52
Interest income                              0.15              0.14
Expenses                                    (0.13)           (0.09)
                                            -------           -----

Increase for period                          1.13              0.57

Net Asset Value per Unit,
 beginning of period                        13.56             13.52
                                           -------           ------

Net Asset Value per Unit,
 end of period                             $14.69            $14.09
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 1999 and December 31, 1998 was $(32,774) and $19,227, respectively, and the average fair value during the three and twelve months then ended, based on a monthly calculation, was $(115,614) and $148,854, respectively.

4.       Financial Instrument Risk:

         The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, to purchase or sell other financial instruments at specific terms at specified future dates, or, in the case of derivative commodity instruments, to have a reasonable possibility to be settled in cash, through physical delivery or with another financial instrument. These instruments may be traded on an exchange or over-the-counter ("OTC"). Exchange traded instruments are standardized and include futures and certain option contracts. OTC contracts are negotiated between contracting parties and include forwards and certain options. Each of these instruments is subject to various risks similar to those related to the underlying financial instruments including market and credit risk. In general, the risks associated with OTC contracts are greater than those associated with exchange traded instruments because of the greater risk of default by the counterparty to an OTC contract.

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

          At March 31, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $10,221,050 and $17,201,122, respectively, as detailed below. All of these instruments mature within one year of March 31, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At March 31, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $(32,774), as detailed below.

                       MARCH 31, 1999
                     NOTIONAL OR CONTRACTUAL
                     AMOUNT OF COMMITMENTS
                  TO PURCHASE      TO SELL     FAIR VALUE

Currencies:
- OTC Contracts   $10,221,050   $17,201,122   $   (32,774)
                  -----------   -----------   -----------

Totals            $10,221,050   $17,201,122   $   (32,774)
                  ===========   ===========   ===========

         At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,042,148 and $7,658,181, respectively, and the fair value of the Partnership's derivatives, including options thereon,if applicable, was $19,227, as detailed below.

                                 DECEMBER 31, 1998
                               NOTIONAL OR CONTRACTUAL
                                AMOUNT OF COMMITMENTS
                              TO PURCHASE    TO SELL     FAIR VALUE

Currencies:
- OTC Contracts               $8,042,148   $6,050,771   $   59,967
- Exchange Traded Contracts         --      1,607,410      (40,740)
                              ----------   ----------   ----------

Total                         $8,042,148   $7,658,181   $   19,227
                              ==========   ==========   ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

         For the three months ended March 31, 1999, Partnership capital increased 6.9% from $3,165,992 to $3,385,649. This increase was attributable to net income from operations of $265,560 which was partially offset by the redemption of 3,081.9361 Units totaling $45,903 for the three months ended March 31, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

                  The General Partner administers the business of the Partnership through various systems and processes maintained by SSBH and SSB. In addition, the operation of the Partnership is dependent on the capability of the Partnership's Advisors, the brokers and exchanges through which the Advisors trade, and other third parties to prepare adequately for the Year 2000 impact on their systems and processes. The Partnership itself has no systems or information technology applications relevant to its operations.

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

                  It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH is preparing comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs. The goal of Year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure or a failure by a supplier or counterparty. Planning work was completed in December 1998, and testing of alternative procedures will be conducted in the first half of 1999.

Results of Operations

         During the Partnership's first quarter of 1999, the net asset value per Unit increased 8.3% from $13.56 to $14.69, as compared to an increase of 4.2% in the first quarter of 1998. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 1999 of $320,484. Gains were primarily attributable to losses in the trading of Euro, Greek Drachma, Czech Korona and Brazilian Real and were partially offset by losses in Japanese Yen, Pound Sterling, Mexican Peso, New Zealand Dollar and Hong Kong Dollar. The Partnership experienced a net trading gain before brokerage commissions and related fees in the first quarter of 1998 of $197,319. Gains were primarily attributable to the trading of Swiss Francs, Greek Drachma, Thai Baht, Indonesian Rupia and Malaysian Ringgit and were partially offset by losses in New Zealand Dollar, Brazilian Cruzado and Japanese Yen.

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

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 1999 decreased by $2,223 as compared to the corresponding period in 1998. This decrease is primarily due a decrease in interest rates in 1999 as compared to 1998.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 1999 decreased by $2,692 as compared to the corresponding period in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three months ended March 31, 1999 and 1998 resulted in incentive fees of $15,931 and $13,983, respectively.

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

         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

     The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of March 31, 1999, the Partnership's total capitalization was $3,385,649. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                          March 31, 1999

                                      % of Total
Market Sector     Value at Risk    Capitalization

Currencies
 - OTC Contracts   $748,326            22.10%
                   --------            -----

Total              $748,326            22.10%
                   ========             =====

                   PART II OTHER INFORMATION

Item 1.   Legal Proceedings

               For information concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption Item
          3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint.

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


Date:     5/14/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:      Smith Barney Futures Management Inc.
         (General Partner)


By:      /s/ David J. Vogel, President
         David J. Vogel, President


Date:     5/14/99


By       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     5/14/99