Form 10-Q
period 1999-06-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1999-08-12
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 1999

Commission File Number 0-21588


      SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
        Exact name of registrant as specified in its charter)


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

                  Statement of Financial Condition at
                  June 30, 1999 (unaudited) and
                  December 31, 1998.                                  3

                  Statement of Income and Expenses
                  and Partners' Capital for the three
                  and six months ended June 30, 1999
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

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION



                                                     JUNE 30,       DECEMBER 31,
                                                      1999             1998
                                                   -------------   -------------
                                                  (Unaudited)
ASSETS:

Equity in commodity futures trading account:
  Cash                                               $ 3,330,010     $ 3,176,930
  Net unrealized appreciation
    on open futures contracts                           (137,440)         19,227

                                                     -----------     -----------


                                                       3,192,570       3,196,157

Interest receivable                                       10,813          10,034
Other assets                                                --             5,779
                                                     -----------     -----------

                                                     $ 3,203,383     $ 3,211,970

                                                     ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    18,573     $    18,577
  Professional fees                                       18,271          23,334
  Other                                                    1,166           4,067
                                                     -----------     -----------

Partners' Capital:                                        38,010          45,978
                                                     -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1999 and 1998                           110,323         108,483
Limited Partners, 221,621.7638 and
  225,512.5099 Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                         3,055,050       3,057,509
                                                     -----------     -----------

                                                       3,165,373       3,165,992
                                                     -----------     -----------

                                                     $ 3,203,383     $ 3,211,970

                                                     ===========     ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                      --------------------------    ---------------------------
                                                           1999           1998          1999            1998

                                                      --------------------------    ---------------------------

Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $   (65,517)   $   105,112    $   306,968    $   442,179
  Change in unrealized gains/losses on open
   positions                                             (104,666)      (110,590)      (156,667)      (250,338)

                                                      -----------    -----------    -----------    -----------

                                                         (170,183)        (5,478)       150,301        191,841
Less, brokerage commissions including clearing fees
  of $28, $0, $0 and $5, respectively                     (58,199)       (60,690)      (119,246)      (124,429)

                                                      -----------    -----------    -----------    -----------

  Net realized and unrealized gains (losses)             (228,382)       (66,168)        31,055         67,412
  Interest income                                          32,089         35,773         65,253         71,160

                                                      -----------    -----------    -----------    -----------

                                                         (196,293)       (30,395)        96,308        138,572

                                                      -----------    -----------    -----------    -----------


Expenses:
  Other                                                    12,344          9,753         23,454         19,133
  Incentive fees                                             --             --           15,931         13,983

                                                      -----------    -----------    -----------    -----------

                                                           12,344          9,753         39,385         33,116

                                                      -----------    -----------    -----------    -----------

  Net income (loss)                                      (208,637)       (40,148)        56,923        105,456
  Redemptions                                             (11,639)      (110,119)       (57,542)      (207,740)

                                                      -----------    -----------    -----------    -----------

  Net decrease  in Partners' capital                     (220,276)      (150,267)          (619)      (102,284)

Partners' capital, beginning of period                  3,385,649      3,529,335      3,165,992      3,481,352

                                                      -----------    -----------    -----------    -----------

Partners' capital, end of period                      $ 3,165,373    $ 3,379,068    $ 3,165,373    $ 3,379,068
                                                      -----------    -----------    -----------    -----------

Net asset value per Unit
  (229,621.9734 and 242,548.1081 Units outstanding
  at June 30, 1999 and 1998, respectively)            $     13.79    $     13.93    $     13.79    $     13.93
                                                      -----------    -----------    -----------    -----------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     (0.90)   $     (0.16)   $      0.23    $      0.41
                                                      -----------    -----------    -----------    -----------


See notes to Financial Statements
                                                                    4

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

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

     Smith Barney Futures Management Inc. acts as the general partner (the AGeneral Partner@) of the Partnership. The Partnership=s commodity broker is Salomon Smith Barney Inc. (ASSB@). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by Friedberg Commodity Management Inc. and Trendview Capital Management (collectively, the AAdvisors").

     The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

     Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 1999
                                   (continued)

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three and six months ended June 30, 1999 and 1998 were as follows:


                                       THREE-MONTHS ENDED       SIX-MONTHS ENDED
                                          JUNE  30,                JUNE 30,
                                         1999        1998        1999      1998
                                     ----------------------    -----------------

Net realized and unrealized
 gains (losses)                   $   (1.00)  $   (0.27)  $    0.11   $    0.25
Interest income                        0.14        0.15        0.29        0.29
Expenses                              (0.04)      (0.04)      (0.17)      (0.13)
                                      ------      ------      ------      ------

Increase (decrease) for
 period                               (0.90)      (0.16)       0.23        0.41

Net Asset Value per Unit,
  beginning of period                 14.69       14.09       13.56       13.52
                                     ------      ------      ------      ------

Net Asset Value per Unit,
  end of period                   $   13.79   $   13.93   $   13.79   $   13.93
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

         All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 1999 and December 31, 1998 was $(137,440) and $19,227, respectively, and the average fair value during the six and twelve months then ended, based on a monthly calculation, was $(70,663) and $148,854, respectively.

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

         The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SSB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership=s credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments.

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

          At June 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $10,414,299 and $17,795,067, respectively, as detailed below. All of these instruments mature within one year of June 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At June 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $(137,440), as detailed below.

                                         JUNE 30, 1999
                                     NOTIONAL OR CONTRACTUAL
                                      AMOUNT OF COMMITMENTS
                                  TO PURCHASE          TO SELL       FAIR VALUE

Currencies:
- OTC Contracts                   $10,414,299      $17,795,067      $  (137,440)
                                  -----------      -----------      -----------

Totals                            $10,414,299      $17,795,067      $  (137,440)
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

                                          DECEMBER 31, 1998
                                        NOTIONAL OR CONTRACTUAL
                                        AMOUNT OF COMMITMENTS
                                      TO PURCHASE       TO SELL     FAIR VALUE

Currencies:
- OTC Contracts                        $8,042,148     $6,050,771     $   59,967
- Exchange Traded Contracts                  --        1,607,410        (40,740)
                                       ----------     ----------     ----------

Totals                                 $8,042,148     $7,658,181     $   19,227
                                       ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 1999.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

         For the six months ended June 30, 1999, Partnership capital decreased 0.02% from $3,165,992 to $3,165,373. This decrease was attributable to the redemption of 3,890.7461 Units totaling $57,542 which was partially offset by the net income from operations of $56,923 for the six months ended June 30,
1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

     The General Partner, SSB, SSBH and their parent organization Citigroup Inc. have undertaken a comprehensive, firm-wide evaluation of both internal and external systems (systems related to third parties) to determine the specific modifications needed to prepare for the year 2000. The combined Year 2000 program in SSB is expected to cost approximately $140 million over the four years from 1996 through 1999, and has involved over 450 people. As of June 30, 1999, SSB has completed all compliance and certification work.

     The systems and components supporting the General Partner's business that require remediation have been brought into Year 2000 compliance. Final testing and certification was completed as of June 30, 1999.

     This expenditure and the General Partner's resources dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

     The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation program.

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

     SSB has successfully participated in industry-wide testing including: The Streetwide Beta Testing organized by the Securities Industry Association (SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

     It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH for which SSBH could experience a secondary effect. Consequently, SSBH has prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

     The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier of counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarter of 1999.

Results of Operations

         During the Partnership's second quarter of 1999, the net asset value per Unit decreased 6.1% from $14.69 to $13.79, as compared to a decrease of 1.1% in the second quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1999 of $170,183. Losses were primarily attributable to the trading of Thai Baht, Swedish Krona, Australian Dollar, Pound Sterling, Greek Drachma and Czech Korona and were partially offset by gains in Euro, Swiss Francs and Canadian Dollar. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 1998 of $5,478. Losses were primarily attributable to the trading of Swiss Francs, Greek Drachma, Pound Sterling, Singapore Dollar, Italian Lira, Venezuelan Bolivar and Brazilian Real and were partially offset by gains in Thai Baht, Malaysian Ringgit, South African Rand and Japanese Yen.

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

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield.
Interest income for the three and six months ended June 30, 1999 decreased by $3,684 and $5,907, respectively as compared to the corresponding periods in 1998. This decrease is primarily due to a decrease in interest rates in 1999 as compared to 1998.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 1999 decreased by $2,491 and $5,183, respectively as compared to the corresponding periods in 1998.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three months ended June 30, 1999 and 1998. Trading performance for the six months ended June 30, 1999 and 1998 resulted in incentive fees of $15,931 and $13,983, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of June 30, 1999, the Partnership's total capitalization was $3,165,373. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                                               June 30, 1999

                                                            % of Total
Market Sector                        Value at Risk       Capitalization

Currencies
 - OTC Contracts                       $310,622              9.81%
                                        --------             ----

Total                                  $310,622              9.81%
                                       ========              ====

               PART II OTHER INFORMATION

Item 1.        Legal Proceedings

                   For information  concerning a purported class action against numerous broker-dealers including Salomon Smith Barney, see the description that appears in the sixth paragraph under the caption
               Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. SSBH has filed a motion to dismiss the amended complaint


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

Date:  8/13/99

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   Smith Barney Futures Management Inc.
           (General Partner)


By:   /s/ David J. Vogel, President
          David J. Vogel, President


Date:  8/13/99


By     /s/ Daniel A. Dantuono
           Daniel A. Dantuono
           Chief Financial Officer and
           Director

Date:  8/13/99