Form 10-Q
period 1999-09-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 1999-11-15
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1999

Commission File Number 0-21588


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (Exact name of registrant as specified in its charter)


        New York                               13-3616914
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


                     c/o Smith Barney Futures Management LLC
                          390 Greenwich St. - 1st. Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                   Page
                                                                  Number


PART I - Financial Information:

         Item 1.     Financial Statements:

                     Statement of Financial Condition at
                     September 30, 1999) and December 31,
                     1998 (unaudited).                               3

                     Statement of Income and Expenses and
                     Partners'  Capital for the three and
                     nine months ended September 30, 1999
                     and 1998 (unaudited).                           4

                     Notes to Financial Statements (unaudited)     5 - 9

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                    10 - 12

         Item 3.    Quantitative and Qualitative Disclosures
                     of Market Risk                                13 - 14

PART II - Other Information                                           15

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        1999            1998
                                                     -----------     -----------

ASSETS:

Equity in commodity futures trading account:
  Cash                                               $ 3,102,931     $ 3,176,930
  Net unrealized appreciation (depreciation)
    on open futures contracts                           (109,459)         19,227

                                                     -----------     -----------


                                                       2,993,472       3,196,157

Interest receivable                                       10,124          10,034
Other assets                                                  --           5,779
                                                     -----------     -----------

                                                     $ 3,003,596     $ 3,211,970

                                                     ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                        $    17,320     $    18,577
  Professional fees                                       31,231          23,334
  Other                                                    3,185           4,067
                                                     -----------     -----------

Partners' Capital:                                        51,736          45,978
                                                     -----------     -----------

General Partner, 8,000.2096 Unit equivalents
  outstanding in 1999 and 1998                           104,563         108,483
Limited Partners, 217,847.3173 and
  225,512.5099 Units of Limited Partnership
  Interest outstanding in 1999 and 1998,
  respectively                                         2,847,297       3,057,509
                                                     -----------     -----------

                                                       2,951,860       3,165,992
                                                     -----------     -----------

                                                     $ 3,003,596     $ 3,211,970

                                                     ===========     ===========

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 ------------------------------       ------------------------------
                                                                       1999            1998               1999              1998

                                                                 ------------       -----------       -----------       ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions                     $  (150,016)      $   273,094       $   156,952       $   715,273
  Change in unrealized gains/losses on open
   positions                                                           27,981           (91,005)         (128,686)         (341,343)

                                                                  -----------       -----------       -----------       -----------

                                                                     (122,035)          182,089            28,266           373,930
Less, brokerage commissions including clearing fees
  of $0, $32, $28 and $37,  respectively                              (53,064)          (62,287)         (172,310)         (186,716)

                                                                  -----------       -----------       -----------       -----------

  Net realized and unrealized gains (losses)                         (175,099)          119,802          (144,044)          187,214
  Interest income                                                      32,054            34,011            97,307           105,171

                                                                  -----------       -----------       -----------       -----------

                                                                     (143,045)          153,813           (46,737)          292,385

                                                                  -----------       -----------       -----------       -----------

Expenses:
  Incentive fees                                                           --            19,100            15,931            33,083
  Other                                                                20,759             9,084            44,213            28,217

                                                                  -----------       -----------       -----------       -----------
                                                                       20,759            28,184            60,144            61,300

                                                                  -----------       -----------       -----------       -----------

  Net income (loss)                                                  (163,804)          125,629          (106,881)          231,085
  Redemptions                                                         (49,709)         (123,383)         (107,251)         (331,123)

                                                                  -----------       -----------       -----------       -----------

  Net increase (decrease) in Partners' capital                       (213,513)            2,246          (214,132)         (100,038)

Partners' capital, beginning of period                              3,165,373         3,379,068         3,165,992         3,481,352

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 2,951,860       $ 3,381,314       $ 2,951,860       $ 3,381,314
                                                                  -----------       -----------       -----------       -----------

Net asset value per Unit
  (225,847.5269 and 234,051.9261 Units outstanding
  at September 30, 1999 and 1998, respectively)                   $     13.07       $     14.45       $     13.07       $     14.45
                                                                  -----------       -----------       -----------       -----------


Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent                    $     (0.72)      $      0.52       $     (0.49)      $      0.93
                                                                  -----------       -----------       -----------       -----------


See Notes to Financial Statements
                                                                      4

                    SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the AGeneral Partner@) of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company. The Partnership=s commodity broker is Salomon Smith Barney Inc. (ASSB@). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBH"), which is the sole owner of SSB. SSBH is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by Friedberg Commodity Management LLC and Trendview Capital Management (collectively, the AAdvisors").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 1999 and December 31, 1998 (unaudited) and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

2.      Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                           THREE-MONTHS ENDED                 NINE-MONTHS ENDED
                                             SEPTEMBER 30,                      SEPTEMBER 30,
                                             1999        1998              1999             1998

Net realized and unrealized
 gains (losses)                         $ (0.76)          $  0.50           $(0.65)         $ 0.75
Interest income                            0.14              0.15             0.43            0.44
Expenses                                  (0.10)            (0.13)           (0.27)          (0.26)
                                        --------          --------          -------         --------

Increase (decrease) for
 period                                   (0.72)             0.52            (0.49)           0.93

Net Asset Value per Unit,
  beginning of period                     13.79             13.93            13.56           13.52
                                        --------          --------          -------         --------

Net Asset Value per Unit,
  end of period                          $13.07            $14.45           $13.07          $14.45
                                         =======           =======          =======         ========


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

        All of the commodity interests owned by the Partnership are held for trading purposes. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 1999 and December 31, 1998 was $(109,459) and $19,227, respectively, and the average fair value during the nine and twelve months then ended, based on a monthly calculation, was $(92,301) and $148,854, respectively.

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

         At September 30, 1999, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $15,256,176 and $12,047,946, respectively, as detailed below. All of these instruments mature within one year of September 30, 1999. However, due to the nature of the Partnership=s business, these instruments may not be held to maturity. At September 30, 1999, the fair value of the Partnership's derivatives, including options thereon, if applicable, was $(109,459), as detailed below.

                           SEPTEMBER 30, 1999
                               (Unaudited)
                         NOTIONAL OR CONTRACTUAL
                          AMOUNT OF COMMITMENTS
                     TO PURCHASE           TO SELL          FAIR VALUE

Currencies:
- OTC Contracts      $15,256,176         $12,047,946        $(109,459)
                     -----------         -----------        ----------

Totals               $15,256,176         $12,047,946        $(109,459)
                     ===========         ===========        ==========

        At December 31, 1998, the notional or contractual amounts of the Partnership's commitment to purchase and sell these instruments was $8,042,148 and $7,658,181, respectively, and the fair value of the Partnership's derivatives, including options thereon, if applicable, was $19,227, as detailed below.

                                             DECEMBER 31, 1998
                                               (Unaudited)
                                           NOTIONAL OR CONTRACTUAL
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
                                       ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 1999.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

        For the nine months ended September 30, 1999, Partnership capital decreased 6.8% from $3,165,992 to $2,951,860. This decrease was attributable to the redemption of 7,665.1926 Units totaling $107,251 coupled with a net loss from operations of $106,881 for the nine months ended September 30, 1999. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

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

        The General Partner has received statements from the Advisors that they have completed their Year 2000 remediation programs.

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

        SSB has successfully  participated in industry-wide  testing  including:
The Streetwide  Beta Testing  organized by the Securities  Industry  Association
(SIA), a government securities clearing test with the Federal Reserve Bank of New York, The Depository Trust Company, and The Bank of New York, and the Futures Industry Association participants test. The firm also participated in the streetwide testing that was conducted from March through May 1999.

        It is possible that problems may occur that would require some time to repair. Moreover, it is possible that problems will occur outside SSBH and the General Partner for which SSBH or the General Partner could experience a secondary effect. Consequently, SSBH and the General Partner have prepared comprehensive, written contingency plans so that alternative procedures and a framework for critical decisions are defined before any potential crisis occurs.

        The goal of year 2000 contingency planning is a set of alternate procedures to be used in the event of a critical system failure by a supplier or counterparty. Planning work was completed in January 1999, and testing of alternative procedures will be completed in the third and fourth quarters of 1999.

Results of Operations

        During the Partnership's third quarter of 1999, the net asset value per Unit decreased 5.2% from $13.79 to $13.07, as compared to an increase of 3.7% in the third quarter of 1998. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 1999 of $122,035. Losses were primarily attributable to the trading of Pound Sterling, Swiss Francs, Euro, Australian Dollar, New Zealand Dollar, Singapore Dollar, Hong Kong Dollar, South African Rand, Saudi Rigal, Danish Krone and Brazilian Real and were partially offset by gains in Japanese Yen, Turkish Lira, Czech Koruna, Mexican Peso and Thai Baht. The Partnership experienced a net trading gain before brokerage commissions and related fees in the third quarter of 1998 of $182,089. These gains were primarily attributable to the trading of Swiss
Francs, Deutsche Mark, Canadian Dollar, New Zealand Dollar, Mexican Peso and Brazilian Real, and were partially offset by losses in Japanese Yen, Hong Kong Dollar, Russian Ruble and South African Rand.

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

        Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 1999 decreased by $1,957 and $7,864, respectively, as compared to the corresponding periods in 1998. This decrease is primarily due to a decrease in interest rates in 1999 as compared to 1998.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 1999 decreased by $9,223 and $14,406, respectively, as compared to the corresponding periods in 1998.

        Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. Trading performance for the three and nine months ended September 30, 1999 and 1998 resulted in incentive fees of $0 and $15,931, respectively. Trading performance for the three and nine months ended September 30, 1998 resulted in incentive fees of $19,100 and $33,083, respectively.

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

        The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 1999, the Partnership's total capitalization was $2,951,860. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1998.


                               September 30, 1999
                                  (Unaudited)
                                                           % of Total
Market Sector                  Value at Risk               Capitalization

Currencies
 - OTC Contracts                   $1,289,981                       43.70%
                                   ----------                       ------

Total                              $1,289,981                       43.70%
                                   ==========                       ======

                                  PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        For information concerning the suit filed by Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corporation, see the description that appears in the second and third paragraphs under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ended December 31, 1998. In October 1999, plaintiffs filed a petition for certiorari with the U. S. Supreme Court. The petition seeks review of the U.S. Court of Appeals for the Seventh Circuit's decision reversing the denial of defendants' motion for summary judgment and dismissing the sole remaining ERISA claim against the Company.

        For information concerning a purported class action in Florida against numerous broker-dealers including Salomon Smith Barney Inc. ("SSB"), see the description that appears in the sixth paragraph under the caption Item 3. "Legal Proceedings" on Form 10-K for the year ending December 31, 1998. In October 1999, plaintiff filed a second amended complaint.

        In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). Plaintiffs allege that, while acting as their prime broker SSB breached its contracts with plaintiffs, converted plaintiffs' monies, and engaged in tortious conduct, including breaching its fiduciary duties. In October 1999, the Court granted in part and denied in part SSB's motion to dismiss the complaint. The court dismissed plaintiffs' tort claims, including the breach of fiduciary duty claims, but allowed the breach of contract and conversion claims to stand. The Company intends to contest this lawsuit vigorously.


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


By:  Smith Barney Futures Management LLC
         (General Partner)


By:  /s/ David J. Vogel, President
         David J. Vogel, President

Date:     11/12/99

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
         (General Partner)


By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:     11/12/99


By       /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     11/12/99