Form 10-K
period 1999-12-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 2000-03-29
CIK 876716

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

Commission File Number 0-21588

          SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                       13-3616914
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                     c/o Smith Barney Futures Management LLC
                          390 Greenwich St. - 1st. Fl.
                           New York, New York 10013
--------------------------------------------------------------------------------
             (Address and Zip Code of principal executive offices)
                           (212) 723-5424
               (Registrant's telephonenumber, including area code)

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 29, 2000 Limited Partnership Units with an aggregate value of $2,297,326 outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1. Business.
     (a) General development of business. Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership organized on May 29, 1991 under the limited partnership laws of the State of New York to engage in speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk.
     The Partnership commenced trading operations on March 12, 1992. A total of 10,000,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on September 30, 1991. Between September 30, 1991 and February 27, 1992, 1,109,024 Units were sold to the public at $10 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $143,760, to the Partnership's trading account on March 12, 1992 when the Partnership commenced trading. Sales of additional Units and redemptions of Units for the years ending December 31, 1999, 1998 and 1997 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data.@
     The general partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit or (ii) the greater of (a) 1% of the Partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated on December 31, 2011; if the net asset value per Unit falls below $4 as of the end of a trading day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
         Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
         The Partnership's trading of futures contracts on commodities is done on United States and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB. As of December 31, 1999, the General Partner, on behalf of the Partnership, has entered into Management Agreements (the "Management Agreements") with Friedberg Commodity Management Inc. and Trendview Management Inc., (collectively, the "Advisors") who make all commodity trading decisions for the Partnership. None of the Advisors is affiliated with the General Partner or SSB. The Advisors are not responsible for the organization or operation of the Partnership. Pursuant to the terms of each Management Agreement, the Partnership is obligated to pay the Advisors an incentive fee payable quarterly of 20% of New Trading Profits (as defined in the Limited Partnership Agreement) of the Partnership.
     The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee, SSB pays each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
     In addition, SSB pays the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.
     (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 1999 was $2,632,841.
         (c)  Narrative  description  of business.
         See  Paragraphs  (a) and (b) above.
         (i)  through (x) - Not  applicable.
         (xi)  through  (xii) - Not applicable.
         (xiii) - The Partnership has no employees.
         (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.
Item 2. Properties.
        The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
        There have been no material administrative, civil or criminal actions within the past five years against SSB or any of its individual principals and no such actions are currently pending, except as follows.
         In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois

(Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ("RICO") and state law. SBI had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case and oral argument will be heard April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities.
         Both the Department of Labor and the Internal Revenue Service ("IRS") have advised SBI that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the IRS review, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989. As of the date of this report, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.
     In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including SSB, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et al. v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. SSB and the remaining brokerage firms settled with Orange County in mid 1999.
     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc. et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a determination that Smith Barney Inc. and another underwriter will be responsible for any damages that the City may incur in the event the IRS denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. SSB has asked the court to dismiss the amended complaints. In May 1999, the Court denied SSB's motion to dismiss, but stayed the litigation because the matter was not ripe. In March 2000, the city filed a notice of discontinuance dismissing the conplaint.
     In November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for

Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including SSB, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. SSB has asked the court to dismiss the amended complaint.
         In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions.
         In December 1998, SSB was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, SSB, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules 15c1-2, 15c2-7 and 17a-3 thereunder, (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
         In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against SSB in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, SSB breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. SSB asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand. In December 1999, SSB filed an answer and asserted counterclaims against the investment advisor. In response to plaintiff's motion to strike the counterclaims, in January 2000, SSB amended its counterclaims against the investment advisor to seek indemnification and contribution. Plaintiffs moved to strike SSB's amended counterclaims in February 2000. SSB will continue to contest this lawsuit vigorously.
         In the course of its business, SSB, as a major futures commission merchant and broker-dealer is a party to various claims and routine regulatory investigations and proceedings that the general partner believes do not have a material effect on the business of SSB.
Item 4. Submission of Matters to a Vote of Security Holders.
        There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.

                                     PART II
Item 5.   Market  for  Registrant's  Common  Equity and Related Security  Holder
          Matters.
          (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
          (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 1999 was 115.
          (c) Distribution. The Partnership did not declare a distribution in 1999 or 1998.
          (d) Use of Proceeds. There were no additional sales in the years ended December 31, 1999, 1998 and 1997.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and total assets at December 31, 1999, 1998, 1997, 1996 and 1995 were as follows:


                                               1999             1998          1997       1996           1995
                                            -----------     -----------   ----------  -----------     ------------
Realized and unrealized trading gains
 (losses) net of brokerage  commissions
 and clearing fees of $220,519, $243,077,
 $237,265, $263,649 and $694,687,
 respectively                               $  (367,668)   $   (35,118)   $   590,534   $   712,497   $  (320,012)
Interest income                                 128,795        134,578        141,341       150,381       459,661
                                            -----------    -----------    -----------   -----------   -----------
                                                           $  (238,873)   $    99,460   $   731,875   $   862,878
                                                           ===========    ===========   ===========   ===========
                                                                                                      $   139,649
Net income (loss)                           $  (322,133)   $    23,296    $   556,770   $   715,392   $  (364,410)
                                            ===========    ===========    ===========   ===========   ===========
Increase (decrease)
 in net asset value
 per Unit                                   $     (1.45)   $      0.04    $      2.11   $      2.11   $     (0.49)
                                            ===========    ===========    ===========   ===========   ===========
Total assets                                $ 2,698,678    $ 3,211,970    $ 3,617,429   $ 3,504,725   $ 6,935,713
                                            ===========    ===========    ===========   ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (a) Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open commodity contracts, commodity options, if applicable, and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
     (1) Partnership funds are invested only in commodity contracts which are traded in sufficient volume to permit, in the opinion of the Advisors, ease of taking and liquidating positions.
     (2) No Advisor initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies are deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
     (3) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

                    (4) The  Partnership  does  not  utilize  borrowings  except short-term borrowings if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing a line of credit with respect to forward contracts shall constitute borrowing.
                    (5) The  Advisors  may,  from time to time,  employ  trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
                The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SSB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership=s credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The fair value of over the counter forward currency contracts at December 31, 1999 and 1998 was $(854) and $59,967, respectively.
                The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership=s risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also AItem 8. Financial Statements and Supplementary Data.@ for further information on financial instrument risk included in the notes to financial statements.)
                Other than the risks inherent in commodity futures trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2011; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the

General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; or (iv) the occurrence of any event which shall make it unlawful for the existing Partnership to be continued. The General Partner may, in its discretion, dissolve the Partnership if the net asset value per Unit falls below $4 as of the end of any business day after trading.
                (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
                (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity futures trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisors to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

                  No forecast can be made as to the level of redemptions in any given period. For the year ended December 31, 1999, 16,039.8885 Units were redeemed totaling $211,018. For the year ended December 31, 1998, 23,888.7779 Units were redeemed totaling $338,656. For the year ended December 31, 1997, 36,943.6113 Units were redeemed totaling $434,394.
                A Limited Partner may elect automatically to reinvest the amount of his distribution, if any, in additional Units and fractional Units at their Net Asset Value as of the ex-dividend date. This election may be made at the time of subscription and is contingent upon the availability of Units. If a Limited Partner elects to reinvest and no Units are available as of a distribution date, the Limited Partner's SSB account will be credited with the amount of the distribution.
                  (c) Results of Operations.
                 For the year ended December 31, 1999, the Net Asset Value per Unit decreased 10.7% from $13.56 to $12.11. For the year ended December 31, 1998, the Net Asset Value per Unit increased 0.3% from $13.52 to $13.56. For the year ended December 31, 1997, the Net Asset Value per Unit increased 18.5% from $11.41 to $13.52.
                  The Partnership experienced net trading losses of $147,149 before commissions and expenses for the year ended December 31, 1999. Losses were primarily attributable to the trading of British Pounds, Japanese Yen, Australian Dollar, New Zealand Dollar, Danish Krone, Swedish Krona, Mexican Peso, Saudi Riyal and Hong Kond Dollar and partially offset by gains in Brazilian Real, Czech Koruna and Swiss Francs.

                  The Partnership experienced net trading gains of $207,959 before commissions and expenses for the year ended December 31, 1998. Gains were attributable to the trading of Canadian Dollar, Mexican Peso, Thai Baht, Indonesian Rupia and Malaysian Ringgit and partially offset by losses in British Pounds, Brazilian Real and Russian Ruble.
                  The Partnership experienced net trading gains of $827,799 before commissions and expenses for the year ended December 31, 1997. Gains were primarily attributable to the trading of Japanese Yen, Spanish Peseta, Italian Lira and Malaysian Ringgit.
                  Commodity futures markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, governmental, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisors are able to identify them, the Partnership expects to increase capital through operations.
         (d)      Operational Risk
                  The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace. Such risks include:
Operational/Settlement  Risk  -  the  risk  of  financial  and opportunity loss and legal liability attributable to operational problems, such as inaccurate pricing of transactions, untimely trade execution, clearance and/or settlement, or the inability to process large volumes of transactions. The Partnership is subject to increased risks with respect to its trading activities in emerging market securities, where clearance, settlement, and custodial risks are often greater than in more established markets. Technological Risk - the risk of loss attributable to technological limitations or hardware failure that constrain the Partnership's ability to gather, process, and communicate information efficiently and securely, without interruption, to customers, among units within the Partnership, and in the markets where the
Partnership   participates.
Legal/Documentation Risk - the risk of loss attributable to deficiencies in the documentation of transactions (such as trade confirmations) and customer relationships (such as master netting agreements) or errors that result in noncompliance with applicable legal and regulatory requirements.
Financial Control Risk - the risk of loss attributable to limitations in financial systems and controls. Strong financial systems and controls ensure that assets are safeguarded, that transactions are executed in accordance with management's authorization, and that financial information utilized by management and communicated to external parties, including the Partnership's unitholder, creditors, and regulators, is free of material errors.
Risk of Computer System Failure (Year 2000 Issue)
         SSBHI's computer systems and business processes successfully handled the date change from December 31, 1999 to January 1, 2000. SSBHI is not aware of any significant year 2000 problems encountered internally or with the third parties with which it interfaces, including customers and counterparties, the global financial market infrastructure, and the utility infrastructure on which all corporations rely.
         Based on operations since January 1, 2000, SSBHI does not expect any significant impact to its ongoing business as a result of the year 2000 issue. However, it is possible that the full impact of year 2000 issues has not been fully recognized and no assurances can be given that year 2000 problems will not emerge.
         The pretax costs associated with required system modifications and conversions totaled approximately $130 million. These costs were funded through operating cash flow and expensed in the period in which they were incurred.
                   The   expenditures  and  the  General   Partner's   resources
dedicated to the preparation for Year 2000 do not and will not have a material impact on the operation or results of the Partnership.

                  The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of outside organizations, including the commodities exchanges, clearing organizations, or regulators with which the Partnership interacts to resolve their Year 2000 issues in a timely manner. This risk could involve the inability to determine the value of the Partnership at some point in time and would make effecting purchases or redemptions of Units in the Partnership infeasible until such valuation was determinable.
          (e)   New Accounting Pronouncements
                The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting For Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenss.
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk
Introduction
         The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

         Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
         The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
         Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.
Quantifying the Partnership's Trading Value at Risk
         The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
         The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the
Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).
         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
         In the case of market sensitive instruments which are not exchange traded (exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
         In  quantifying  the   Partnership's   Value  at  Risk,  100%  positive
correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 1999. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 1999, the Partnership's total capitalization was $2,632,841.



                      December 31, 1999
                                                            Year to Date
                                 % of Total            High              Low
Market Sector    Value at Risk   Capitalization    Value at Risk   Value at Risk
--------------------------------------------------------------------------------
Currencies
  - OTC Contracts   $  240,618     9.1%           $1,410,156    $  240,618
                     ----------    ----
Total               $  240,618     9.1%
                     ==========    ====

     As of December 31, 1998, the Partnership's total capitalization was $3,165,992. December 31, 1998

                                          % of Total
Market Sector            Value at Risk  Capitalization

Currencies - OTC Contracts   $175,780       5.55%
Exchange Traded Contracts     152,444       4.82%
                             --------       -----
Total                        $328,224      10.37%
                             ========      =====

Material Limitations on Value at Risk as an Assessment of Market Risk
         The face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (margin requirements generally range between 2% and 15% of contract face value) as many times well as the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions -- unusual, but historically recurring from time to time -- could cause the Partnership to incur severe losses over a short period of time. The foregoing Value at Risk table -- as well as the past performance of the Partnership -- give no indication of this "risk of ruin."
Non-Trading Risk
         The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as any market risk they represent) are immaterial.

         Materiality as used in this section, "Qualitative and Quantitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, optionality and multiplier features of the Partnership's market sensitive instruments.
Qualitative Disclosures Regarding Primary Trading Risk Exposures
         The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
         The following were the primary trading risk exposures of the Partnership as of December 31, 1999, by market sector.
         Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
Qualitative  Disclosures  Regarding Non-Trading Risk Exposure
         The following were the only non-trading risk exposures of the Partnership as of December 31, 1999.
         Foreign Currency Balances. The Partnership's primary foreign currency balances are in Japanese yen, German marks, British pounds and French francs.

The Advisor regularly converts foreign currency balances to dollars in an attempt to control the Partnership's non-trading risk.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
           The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
         The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisors concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require certain of the Advisors to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
         Each Advisor applies its own risk management policies to its trading. The Advisors often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to their trading programs.
         As part of the General Partner's risk management, the General Partner periodically meets with the Advisors to discuss their risk management and to look for any material changes to the Advisors' portfolio balance and trading techniques. The Advisors are required to notify the General Partner of any material changes to their programs.

Item 8.    Financial Statements and Supplementary Data.




             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          INDEX TO FINANCIAL STATEMENTS


                                                               Page
                                                             Number

  Oath or Affirmation                                         F-2

  Report of Independent Accountants.                          F-3

  Financial Statements:
  Statement of Financial Condition at
  December 31, 1999 and 1998.                                 F-4

  Statement of Income and Expenses for
  the years ended December 31, 1999, 1998
  and 1997.                                                   F-5

  Statement of Partners' Capital for the
  years ended December 31, 1999, 1998, and
  1997.                                                       F-6

  Notes to Financial Statements.                           F-7 - F-11

                                    Continued

                           To The Limited Partners of
                                  Smith Barney
                    International Advisors Currency Fund L.P.

To the best of the knowledge and belief of the undersigned, the information contained herein is accurate and complete.






By:  Daniel A. Dantuono, Chief Financial Officer
     Smith Barney Futures Management LLC
     General Partner, Smith Barney International
       Advisors Currency Fund L.P.

     Smith Barney Futures Management LLC
     390 Greenwich Street
     1st Floor
     New York, N.Y. 10013
     212-723-5424

                        Report of Independent Accountants

To the Partners of Smith Barney International Advisors Currency Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney International Advisors Currency Fund L.P. at December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP

New York, New York
February 25, 2000

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Financial Condition
                           December 31, 1999 and 1998

                                                               1999                1998

Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                            $ 2,689,251    $ 3,176,930
   Net unrealized appreciation (depreciation) on
   open futures contracts                                           (854)        19,227
                                                             -----------    -----------
                                                               2,688,397      3,196,157
Interest receivable                                               10,281         10,034
Other assets                                                        --            5,779
                                                             -----------    -----------
                                                             $ 2,698,678    $ 3,211,970
                                                             -----------    -----------
Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                               $    15,448    $    18,577
   Professional fees                                              47,766         23,334
   Other                                                           2,623          4,067
                                                             -----------    -----------
                                                                  65,837         45,978
                                                             -----------    -----------
Partners' Capital (Notes 1, 5 and 7):
  General Partner, 8,000.2096 Unit equivalents outstanding
   in 1999 and 1998                                               96,883        108,483
  Limited Partners, 209,472.6214 and 225,512.5099 Units
   of Limited Partnership Interest outstanding in 1999
   and 1998, respectively                                      2,535,958      3,057,509
                                                             -----------    -----------
                                                               2,632,841      3,165,992
                                                             -----------    -----------
                                                             $ 2,698,678    $ 3,211,970
                                                             -----------    -----------


See notes to financial statements.
                                                 F-4

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 1999, 1998 and 1997


                                                           1999         1998         1997
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions           $(127,068)   $ 654,945    $ 328,280
Change in unrealized gains (losses) on open
positions                                               (20,081)    (446,986)     499,519
                                                      ---------    ---------    ---------
                                                       (147,149)     207,959      827,799
Less, brokerage commissions including clearing fees
  of $102, $57 and $26, respectively (Note 3c)         (220,519)    (243,077)    (237,265)
                                                      ---------    ---------    ---------
Net realized and unrealized gains (losses)             (367,668)     (35,118)     590,534
Interest income (Note 3c)                               128,795      134,578      141,341
                                                      ---------    ---------    ---------
                                                       (238,873)      99,460      731,875
                                                      ---------    ---------    ---------

Expenses:
  Incentive fees (Note 3b)                               15,931       33,083      143,122
  Professional fees                                      64,235       40,204       29,553
  Other                                                   3,094        2,877        2,430
                                                      ---------    ---------    ---------
                                                         83,260       76,164      175,105
                                                      ---------    ---------    ---------
Net income (loss)                                     $(322,133)   $  23,296    $ 556,770
                                                      ---------    ---------    ---------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 7)                                     $   (1.45)   $    0.04    $    2.11
                                                      ---------    ---------    ---------

See notes to financial statements.
                                                       F-5

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                     Statement of Partners' Capital for the
                  years ended December 31, 1999, 1998 and 1997

                                                 Limited         General
                                                Partners         Partner         Total

Partners' capital at December 31, 1996       $ 3,267,694    $    91,282    $ 3,358,976
Net income                                       539,890         16,880        556,770
Redemption of 36,943.6113 Units
of Limited Partnership Interest                 (434,394)          --         (434,394)
                                             -----------    -----------    -----------
Partners' capital at December 31, 1997         3,373,190        108,162      3,481,352
Net income                                        22,975            321         23,296
Redemption of 23,888.7779 Units of Limited
   Partnership Interest                         (338,656)          --         (338,656)
                                             -----------    -----------    -----------
Partners' capital at December 31, 1998         3,057,509        108,483      3,165,992
Net loss                                        (310,533)       (11,600)      (322,133)
Redemption of 16,039.8885 Units of Limited
   Partnership Interest                         (211,018)          --         (211,018)
                                             -----------    -----------    -----------
Partners' capital at December 31, 1999       $ 2,535,958    $    96,883    $ 2,632,841
                                             -----------    -----------    -----------


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

    Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The General Partner changed its form of organization from a corporation to a limited liability company on October 1, 1999. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.

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

    b. Management Agreements:

       The General Partner has entered into Management Agreements with Friedberg Commodity Management Inc., and Trendview Capital Management (collectively, the "Advisors"), registered commodity trading advisors. The Advisors are not affiliated with one another, and none are affiliated with the General Partner or SSB and are not responsible for the organization or operation of the Partnership. As compensation for their services, the Partnership is obligated to pay each Advisor 20% of the New Trading Profits, as defined in the Management Agreements, of the Partnership earned by each Advisor.

    c. Customer Agreement:

       The Partnership has entered into a Customer Agreement which was assigned to SSB which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee SSB will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SSB will pay a portion of its brokerage fees to the financial consultants who have sold Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by the Commodity Futures Trading Commission regulations. At December 31, 1999 and 1998, the amount of cash held for margin requirements was $240,618 and $381,580, respectively. SSB has agreed to pay the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 1999 and 1998, based on a monthly calculation, was $86,012 and $148,854, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31,1999 and 1998 was $(854) and $19,227, respectively, as detailed below.

                                                           Fair Value
                                                   December 31,     December 31,
                                                       1999          1998

    Currencies:
      -Exchange Traded Contracts                    $  --         $(40,740)
      -OTC Contracts                                  (854)         59,967
                                                     ------       ---------
    Total                                            $(854)        $19,227
                                                     -----        --------

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

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31,1999, 1998 and 1997 were as follows:

                                             1999       1998      1997

Net realized and unrealized gains
 (losses)                                 $ (1.66)  $ (0.20) $   2.24
Interest income                              0.58      0.56      0.49
Expenses                                    (0.37)    (0.32)    (0.62)
                                            ------    ------    ------
Increase (decrease) for year                (1.45)     0.04      2.11
Net asset value per Unit,
 beginning of year                          13.56     13.52     11.41
                                            ------    ------    ------
Net asset value per Unit, end of year    $  12.11  $  13.56   $ 13.52
                                            ------    ------    ------

8.   Financial Instrument Risks:

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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

     The notional or contractual amounts of these instruments, while appropriately not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of December 31, 1999. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

9.   Subsequent Event:

     There were additional redemptions as of January 31, 2000 representing 2,922.7226 Units of Limited Partnership Interest totaling $34,868.

10.  New Accounting Pronouncements:

     The Partnership adopted Statement on Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Financial Instruments and Hedging Activities, on January 1, 1999. SFAS 133 requires that an entity recognize all derivative instruments in the statement of financial condition and measure those financial instruments at fair value. SFAS 133 has no impact on Partners' Capital and operating results as all derivative instruments are recorded at fair value, with changes therein reported in the statement of income and expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
           During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.

                                    PART III
Item 10.   Directors and Executive Officers of the Registrant.
           The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC Investment decisions are made by the Advisors.
Item 11.   Executive Compensation.
           The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 1999, SSB earned $220,519 in brokerage commissions and clearing fees. The Advisors earned $15,931 in incentive fees during 1999.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.
                  (a). Security ownership of certain beneficial owners. As of March 1, 2000, one beneficial owner who is neither a director nor executive officer of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title             Name and Address of    Amount and Nature of  Percent of
of Class          Beneficial Owner       Beneficial Ownership     Class

Units of          Evelyn A. Freed           45,083.6120 Units       20.7%
Limited           1511 Clearview Lane
Partnership       Santa Ana, CA 92705-1501

                  (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,000.2096 Units (3.7%) of Limited Partnership Interest as of December 31, 1999.
(c). Changes in control.  None.
Item 13.         Certain Relationships and Related Transactions.
                 Salomon Smith Barney Inc. and Smith Barney Futures Management LLC would be considered promoters for purposes of item 404(d) of Regulation S-K. The nature and the amounts of compensation each promoter will receive from the Partnership are set forth under "Item 1. Business.", "Item 8. Financial Statements and Supplementary Data." and "Item 11. Executive Compensation."

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         (a) (1) Financial Statements:
                    Statement of Financial Condition at December 31, 1999 and 1998.
                    Statement of Income and Expenses for the years ended December 31, 1999, 1998 and 1997.
                    Statement of Partners' Capital for the years ended December 31, 1999, 1998 and 1997.
                (2) Financial  Statement  Schedules: Financial Data Schedule for
                    the year ended December 31, 1999.
                (3) Exhibits:

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

                    10.9 -  Management  Agreement  among  the  Partnership,  the
                         General Partner and Sunrise Commodities Incorporated (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference)

                    10.10- Letter dated  September 22, 1992 from General Partner to Steiner & Cie terminating the Management Agreement effective September 23, 1992 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992. and incorporated herein by reference).

                    10.11- Letter dated March 18, 1993 from  General  Partner to
                         Friedberg Commodity Management Inc. extending Management Agreement (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                    10.12- Letter dated March 18, 1993 from  General  Partner to
                         FX Concepts, Inc. extending Management Agreement (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                    10.13- Letter dated March 18, 1993 from  General  Partner to
                         Gill Capital Management Ltd. extending Management Agreement (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                    10.14- Letter dated March 18, 1993 from  General  Partner to
                         Sunrise Commodities Incorporated extending Management Agreement (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

                    10.15- Management  Agreement among the Partnership,  General
                         Partner and Gandon Fund Management Limited dated December 31, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference)

                    10.16- Letter dated March 22, 1994 from  General  Partner to
                         Gandon Securities Limited terminating Management Agreement effective March 31, 1994 (filed as Exhibit
                         10.16 to Form 10-K for the fiscal year ended December 31, 1994).

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

                    10.19- Management  Agreement among the Partnership,  General
                         Partner and Commodity Monitors Inc. dated April 20, 1995 (previously filed).

                    10.20- Letter dated  December 31, 1996 from General  Partner
                         to  Commodity  Monitors  Inc,  terminating   Management
                         Agreement (previously filed).

                    10.21- Letter dated  December 27, 1995 from General  Partner to Gill Capital Management Inc. terminating Management Agreement (previously filed).

                    10.22- Management  Agreement among the Partnership,  General
                         Partner and Trendview Management Inc. dated January 2, 1996 (previously filed).

                    10.23-  Letters   extending   Management   Agreements   with
                         Trendview Management Inc. and Friedberg Commodity Management Inc. for 1996 and 1997 (filed as Exhibit
                         10.23  to Form  10-K for the year  ended  December  31,
                         1997).

                    10.24-  Letters   extending   Management   Agreements   with
                         Trendview   Management  Inc.  and  Friedberg  Commodity
                         Management Inc. for 1998 (previously filed).

                    10.25-  Letters   extending   Management   Agreements   with
                         Trendview   Management  Inc.  and  Friedberg  Commodity
                         Management Inc. for 1999. (filed herein)

               (b) Report on Form 8-K:  None Filed

         Supplemental Information To Be Furnished With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2000.

SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.


By:      Smith Barney Futures Management LLC
         (General Partner)



By       /s/ David J. Vogel
         David J. Vogel, President & Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons in the capacities and on the date indicated.



/s/ David J. Vogel                                   /s/ Jack H. Lehman III
David J. Vogel                                       Jack H. Lehman III
Director, Principal Executive                        Chairman and Director
Officer and President



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