Form 10-Q
period 2000-03-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 2000-05-12
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended March 31, 2000

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

                                                                          Page
                                                                          Number


PART I - Financial Information:

           Item 1.       Financial Statements:

                         Statement of Financial Condition
                         at March 31, 2000) and December 31,
                         1999 (unaudited).                                   3

                         Statement of Income and Expenses
                         and Partners' Capital for the
                         three months ended March 31, 2000
                         and 1999
                         (unaudited).                                        4

                         Notes to Financial Statements
                         (unaudited)                                      5 - 8

           Item 2.       Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                                      9 - 10

          Item 3.        Quantitative and Qualitative Disclosures
                         of Market Risk                                 11 - 12

PART II - Other Information                                             13 - 15

                                     PART I
                          Item 1. Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                                 March 31,    December 31,
                                                      2000           1999

ASSETS:
Equity in commodity futures trading account:
  Cash                                         $ 2,392,776    $ 2,689,251

  Net unrealized depreciation
  on open futures contracts                        (40,425)          (854)
                                               -----------    -----------
                                                 2,352,351      2,688,397

Interest receivable                                  9,902         10,281
                                               -----------    -----------
                                               $ 2,362,253    $ 2,698,678
                                               ===========    ===========


LIABILITIES AND PARTNERS' CAPITAL:
Liabilities:

 Accrued expenses:
  Commissions                                  $    13,429    $    15,448
  Other                                             60,142         50,389
Redemptions                                        139,951           --
                                               -----------    -----------
                                                   213,522         65,837
                                               -----------    -----------
Partners' Capital:
General Partner, 8,000.2096 Unit equivalents
  outstanding in 2000 and 1999                      88,322         96,883
Limited Partners, 186,564.5871 and
  209,472.6214 Units of Limited Partnership
  Interest outstanding in 2000 and 1999,
  respectively                                   2,060,409      2,535,958
                                               -----------    -----------
                                                 2,148,731      2,632,841
                                               -----------    -----------
                                               $ 2,362,253    $ 2,698,678
                                               ===========    ===========
See Notes to Financial Statements

                         SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                              (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                   MARCH 31,
                                                    ----------------------------
                                                             2000           1999
                                                     ------------   ------------
Income:
  Net gains (losses) on trading of commodity
   futures:
  Realized gains (losses) on closed positions         $  (162,166)   $   372,485
  Change in unrealized losses on open
   positions                                              (39,571)       (52,001)

                                                      -----------    -----------

                                                         (201,737)       320,484
Less, brokerage commissions including clearing fees
  of $0 and $28, respectively                             (42,603)       (61,047)
                                                      -----------    -----------

  Net realized and unrealized gains (losses)             (244,340)       259,437
  Interest income                                          29,593         33,164

                                                      -----------    -----------

                                                         (214,747)       292,601

                                                      -----------    -----------


Expenses:
  Other expenses                                           13,565         11,110
  Incentive fees                                             --           15,931

                                                      -----------    -----------
                                                           13,565         27,041
                                                      -----------    -----------

  Net income (loss)                                      (228,312)       265,560
  Redemptions                                            (255,798)       (45,903)

                                                      -----------    -----------
  Net increase (decrease) in Partners' capital           (484,110)       219,657

Partners' capital, beginning of period                  2,632,841      3,165,992

                                                      -----------    -----------

Partners' capital, end of period                      $ 2,148,731    $ 3,385,649
                                                      ===========    ===========

Net asset value per Unit
  (194,564.7967 and 230,430.7834 Units outstanding
  at March 31, 2000 and 1999, respectively)           $     11.04    $     14.69
                                                      ===========    ===========


Net income (loss)  per Unit of Limited Partnership
  Interest and General Partner Unit equivalent        $     (1.07)   $      1.13
                                                      ===========    ===========


See notes to Financial Statements

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)

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

     Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership were made by Friedberg Commodity Management Inc. (the "Advisor"). Effective February 29, 2000,
Trendview Capital Management Inc. was terminated as an advisor to the Partnership. Effective April 1, 2000 the Fund's sole remaining advisor, Friedberg Commodity Management Inc., was terminated as the advisor to the Partnership and Jacobson Fund Managers Ltd. was appointed the Partnership's advisor.
           The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

           Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.
                                   5

2.       Net Asset Value Per Unit:

         Changes in net asset value per Unit for the three months ended March 31, 2000 and 1999 were as follows:


                                    THREE-MONTHS ENDED
                                         MARCH 31,
                                    --------------
                                    2000      1999
                                    ----   -------

Net realized and unrealized
 gains (losses)               $   (1.14)  $    1.11
Interest income                    0.14        0.15
Expenses                          (0.07)      (0.13)
                                  ------     ------
Increase (decrease) for
 period                           (1.07)       1.13

Net Asset Value per Unit,
  beginning of period             12.11       13.56
                                  ------     ------

Net Asset Value per Unit,
  end of period               $   11.04 $     14.69
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

         All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the periods ended March 31, 2000 and December 31, 1999, based on a monthly calculation, was $(18,217) and $86,012, respectively. The fair value of these commodity interests, including options thereon, if applicable, at March 31, 2000 and December 31, 1999, was $(40,425) and ($854), respectively, as detailed below.

                                                           Fair Value
                                                    March 31,     December 31,
                                                      2000           1999
Currency:
 - OTC                                             $(40,425)     $   (854)
                                                   --------       --------
Total                                              $(40,425)     $   (854)
                                                   ========       ========


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

         The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of March 31, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the first quarter of 2000.

         The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

         For the three months ended March 31, 2000, Partnership capital decreased 18.4% from $2,632,841 to $2,148,731. This decrease was attributable to the redemption of 22,908.0343 Units totaling $255,798 coupled with a net loss from operations of $228,312 for the three months ended March 31, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

         During the Partnership's first quarter of 2000, the net asset value per unit decreased 8.8% from $12.11 to $11.04 as compared to an increase of 8.3% in the first quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2000 of $201,737. Losses were primarily attributable to the trading of commodity futures and forwards in Japanese Yen, Euro, Singapore dollar, Canadian dollar and Indonesian Rupia and were partially offset by gains in Australian dollar and Greek Drachma. The Partnership experienced a net trading gain before commissions and related fees in the first quarter of 1999 of $320,484. Gains were primarily attributable to the trading of commodity futures and forwards in Euro, Greek Drachma, Czech Korona, and Brazilian Real and and were were partially offset by losses in the Japanese Yen, Pound Sterling, Mexican Peso, New Zealand dollar and Hong Kong dollar.

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

         Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three months ended March 31, 2000 decreased by $3,571 as compared to the corresponding period in 1999.

         Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three months ended March 31, 2000 decreased by $18,444 as compared to the corresponding period in 1999.

         Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. There were no incentive fees paid for the three months ended March 31, 2000. Trading performance for the three months ended March 31, 1999 resulted in incentive fees of $15,931.

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

         Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

          The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of March 31, 2000. At March 31, 2000 there were no open positions held. The Partnership's total capitalization at March 31, 2000 was $2,148,731. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                                 March 31, 2000
                                   (Unaudited)

                                                          Year to Date
                                     % of Total          High            Low
Market Sector        Value at Risk   Capitalization Value at Risk  Value at Risk
--------------------------------------------------------------------------------

Currencies
 - OTC Contracts     $  -0-            -0- %           $ -0-           $ -0-
                     --------         -------
Total                $  -0-            -0- %
                      ======         ======

                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings - None

For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S. Supreme Court reserved its decision, and has not yet released its opinion.

For information concerning the complaints filed in the U.S. District Court for the Eastern District of Louisiana (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney, Inc. et ano. and The City of New Orleans v. Smith Barney, Inc. et ano.), a purported class action in Florida against numerous broker-dealers including the Company (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.), and the IRS and SEC industry-wide investigation into the pricing of Treasury securities in advanced refunding transactions, see the description that appears in the fourth, fifth and sixth paragraphs under the caption " Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.2 to this form 10-Q and incorporated by reference herein. In April 2000, seventeen investment banks, including the Company, entered into an agreement with the federal government to settle charges related to the pricing of Treasury securities in advanced refunding transactions. Thereafter, plaintiffs filed voluntary discontinuances in the two Louisiana federal actions.

For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346), which description is included as Exhibit 99.3 to this Form 10-Q and incorporated by reference herein. In March 2000, plaintiffs' motion to dismiss the Company's amended counterclaims was argued, and no decision has been rendered.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBHI for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U. S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against the Company. Plaintiffs filed a petition for certiorari with the U. S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBHI, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBHI, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBHI, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBHI, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBHI, SBI or SBRC.

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

Date:  5/12/00

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By:   Smith Barney Futures Management LLC
      (General Partner)


By:   /s/ David J. Vogel, President
      David J. Vogel, President


Date:  5/12/00


By:   /s/ Daniel A. Dantuono
      Daniel A. Dantuono
      Chief Financial Officer and
      Director

Date:  5/12/00