Form 10-Q
period 2000-06-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 2000-08-14
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2000

Commission File Number 0-21588


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (Exact name of registrant as specified in its charter)


        New York                                       13-3616914
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                     c/o Smith Barney Futures Management LLC
                          388 Greenwich St. - 7th. Fl.
                            New York, New York 10013
              (Address and Zip Code of principal executive offices)


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

                                                                   Page
                                                                  Number

PART I - Financial Information:

         Item 1.     Financial Statements:

                     Statement of Financial Condition
                     at June 30, 2000 and December 31,
                     1999 (unaudited).                                3

                     Statement of Income and Expenses
                     and Partners' Capital for the three
                     and six months ended June 30, 2000
                     and 1999 (unaudited).                            4

                     Notes to Financial Statements
                     (unaudited)                                    5 - 8

         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                     9 - 10

         Item 3.    Quantitative and Qualitative Disclosures
                     of Market Risk                                11 - 12

PART II - Other Information                                        13 - 16

                 PART I

      Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                             June 30,                   December 31,
                                               2000                         1999
                                         -----------------              --------------

ASSETS:

Equity in commodity futures trading
 account:
  Cash                                        $ 2,117,633                 $ 2,689,251
  Net unrealized depreciation
    on open futures contracts                      (9,168)                       (854)

                                         -----------------              --------------


                                                2,108,465                   2,688,397

Interest receivable                                 7,130                      10,281

                                          -----------------              --------------

                                              $ 2,115,595                 $ 2,698,678

                                          =================              ==============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                                    $ 12,103                    $ 15,448
  Other                                            40,861                      50,389

                                         -----------------              --------------

                                                   52,964                      65,837
                                         -----------------              --------------

Partners' Capital:

General Partner, 8,000.2096 Unit
  equivalents outstanding in 2000
  and 1999                                         85,682                      96,883
Limited Partners, 184,624.1897 and
  209,472.6214 Units of Limited
  Partnership Interest outstanding
  in 2000 and 1999, respectively                1,976,949                   2,535,958
                                         -----------------              --------------

                                                2,062,631                   2,632,841
                                         -----------------              --------------

                                              $ 2,115,595                 $ 2,698,678

                                         =================              ==============

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                  ------------------------------      -------------------------------
                                                       2000            1999                2000             1999

                                                   -------------   --------------      --------------  ---------------
Income:
  Net gains (losses) on trading of commodity
   interests:
  Realized gains (losses) on closed positions        $ (79,388)       $ (65,517)         $ (241,554)       $ 306,968
  Change in unrealized gains (losses) on open
   positions                                            31,257         (104,666)             (8,314)        (156,667)

                                                  -------------   --------------      --------------  ---------------

                                                       (48,131)        (170,183)           (249,868)         150,301
Less, brokerage commissions including
  clearing fees of $0, $28, $0 and
  $0, respectively                                     (37,827)         (58,199)            (80,430)        (119,246)

                                                   -------------   --------------      --------------  ---------------

  Net realized and unrealized gains (losses)           (85,958)        (228,382)           (330,298)          31,055
  Interest income                                       25,131           32,089              54,724           65,253

                                                  -------------   --------------      --------------  ---------------

                                                       (60,827)        (196,293)           (275,574)          96,308

                                                   -------------   --------------      --------------  ---------------


Expenses:
  Other expenses                                         3,471           12,344              17,036           23,454
  Incentive fees                                             -                -                   -           15,931
                                                  -------------   --------------      --------------  ---------------

                                                         3,471           12,344              17,036           39,385

                                                  -------------   --------------      --------------  ---------------

  Net income (loss)                                    (64,298)        (208,637)           (292,610)          56,923
  Redemptions                                          (21,802)         (11,639)           (277,600)         (57,542)

                                                  -------------   --------------      --------------  ---------------

  Net decrease  in Partners' capital                   (86,100)        (220,276)           (570,210)            (619)

Partners' capital, beginning of period               2,148,731        3,385,649           2,632,841        3,165,992

                                                  -------------   --------------      --------------  ---------------

Partners' capital, end of period                   $ 2,062,631      $ 3,165,373         $ 2,062,631      $ 3,165,373
                                                  -------------   --------------      --------------  ---------------

Net asset value per Unit
  (192,624.3993 and 229,621.9734 Units
  outstanding at June 30, 2000 and
  1999, respectively)                                  $ 10.71          $ 13.79             $ 10.71          $ 13.79
                                                  -------------   --------------      --------------  ---------------


Net income (loss) per Unit of Limited
  Partnership Interest and General
  Partner Unit equivalent                              $ (0.33)         $ (0.90)            $ (1.40)          $ 0.23
                                                  -------------   --------------      --------------  ---------------


See notes to Financial Statements
                                        4

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

        Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc. All trading decisions for the Partnership are made by Jacobson Fund Managers Ltd. (the "Advisor").

         The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

         Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Continued)


2.    Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and six months ended June 30, 2000 and 1999 were as follows:


                                          THREE-MONTHS ENDED                            SIX-MONTHS ENDED
                                                JUNE 30,                                  JUNE 30,
                                        2000                 1999                  2000                1999
                                    ------------          -----------          ------------         -----------

Net realized and unrealized
 gains (losses)                      $ (0.45)            $  (1.00)              $ (1.59)             $ 0.11
Interest income                         0.14                 0.14                  0.28                0.29
Expenses                               (0.02)               (0.04)                (0.09)              (0.17)
                                      --------             --------               -------             -------


Increase (decrease) for
 period                                (0.33)               (0.90)                (1.40)               0.23

Net Asset Value per Unit,
  beginning of period                  11.04                14.69                 12.11               13.56
                                     --------             --------              -------              ------

Net Asset Value per Unit,
  end of period                      $ 10.71              $ 13.79                $10.71              $13.79
                                     ========             ========               =======             ======



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

        All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the periods ended June 30, 2000 and December 31, 1999, based on a monthly calculation, was $(18,302) and $86,012, respectively. The fair value of these commodity interests, including options thereon, if applicable, at June 30, 2000 and December 31, 1999, was $(9,168) and $(854), respectively, as detailed below.

                                        Fair Value
                                  June 30,       December 31,
                                    2000            1999
Currency:
   -    OTC                       $(9,168)        $(854)
                                  --------        -------

Total                             $(9,168)        $(854)
                                  ========        ======

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

        The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of June 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

        The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the second quarter of 2000.

        The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

        For the six months ended June 30, 2000, Partnership capital decreased 21.7% from $2,632,841 to $2,062,631. This decrease was attributable to the redemption of 24,848.4317 Units totaling $277,600 coupled with a net loss from operations of $292,610 for the six months ended June 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

        During the Partnership's second quarter of 2000, the net asset value per Unit decreased 3.0% from $11.04 to $10.71 as compared to a decrease of 6.1% in the second quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the second quarter of 2000 of $48,131. Losses were primarily attributable to the trading of commodity futures in Pound Sterling, Canadian Dollar and Australian Dollar and were partially offset by gains in Japanese Yen, Swiss Francs and Euro. The Partnership experienced a net trading loss before commissions and related fees in the second quarter of 1999 of $170,183. Losses were primarily attributable to the trading of commodity futures in Thai Baht, Swedish Korona, Australian Dollar, Pound Sterling, Greek Drahma and Czech Korona and were partially offset by gains in the Euro, Swiss Francs and Canadian Dollar.

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

        Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield.
Interest income for the three and six months ended June 30, 2000 decreased by $6,958 and $10,529, respectively, as compared to the corresponding periods in 1999.

        Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and six months ended June 30, 2000 decreased by $20,372 and $38,816, respectively, as compared to the corresponding periods in 1999.

        Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three and six months ended June 30, 2000. Trading performance for the three and six months ended June 30, 1999 resulted in incentive fees of $0 and $15,931, respectively.

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

         The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of June 30, 2000. At June 30, 2000 there were no open positions held. The Partnership's total capitalization at June 30, 2000 was $2,062,631. There has been no material change in the trading value at risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                                  June 30, 2000
                                   (Unaudited)

                                                             Year to Date
                                    % of Total            High           Low
Market Sector      Value at Risk   Capitalization    Value at Risk   Value at Risk
-----------------------------------------------------------------------------------

Currencies
 - OTC Contracts   $  -0-                 -0- %        $204,029          $ -0-


Total              $  -0-                 -0- %


                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings -

        For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein, and in the first paragraph under the caption "Legal Proceedings" of the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended March 31, 2000, which description is included as Exhibit
99.2 to this Form 10-Q and incorporated by reference herein. On June 12, 2000, the U.S. Supreme Court reversed the U.S. Court of Appeals for the Seventh Circuit's judgment, which had overturned the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against Salomon Smith Barney Holdings, Inc. ("SSBH"), and remanded the matter to the circuit court for further proceedings.

Exhibit 99.1


Second and third paragraphs under the caption "Legal Proceedings" beginning on page 11 of the Annual Report on Form 10-K of SSBH for the year ended December 31, 1999 (File No. 1-4346).

In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust ("APT")), Ameritech Corporation, and an officer of Ameritech filed suit against Salomon Brothers Inc. ("SBI") and Salomon Brothers Realty Corporation ("SBRC") in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The second amended complaint alleges that three purchases by APT from defendants of participation interests in net cash flow or resale proceeds of three portfolios of motels owned by Motels of America, Inc. ("MOA"), as well as a fourth purchase by APT of a similar participation interest in a portfolio of motels owned by Best Inns, Inc. ("Best"), violated the Employee Retirement Income Security Act ("ERISA"), and that APT's purchase of the participation interests in the third MOA portfolio and in the Best portfolio violated the Racketeer Influenced and Corrupt Organization Act ("RICO") and the Illinois Consumer Fraud and Deceptive Practices Act ("Consumer Fraud Act"), and constituted fraud, negligent misrepresentation, breach of contract and unjust enrichment. SBI had acquired the participation interests when it purchased principal mortgage notes issued by MOA and Best to finance purchases of motel portfolios; 95% of three of those interests and 100% of the fourth were sold to APT for a total of approximately $20.9 million. Plaintiffs' second amended complaint seeks judgment (a) on the ERISA claims for the approximately $20.9 million purchase price, for rescission and for disgorgement of profits, as well as other relief, and (b) on the RICO and state law claims in the amount of $12.3 million, with damages trebled to $37 million on the RICO claims and punitive damages in excess of $37 million on certain of the state law claims as well as other relief. Following motions by defendants, the court dismissed the RICO, Consumer Fraud Act, fraud, negligent misrepresentation, breach of contract, and unjust enrichment claims. The court also found that defendants were not ERISA fiduciaries and dismissed two of the three claims based on that allegation. Defendants moved for summary judgment on plaintiffs' only remaining claim, which alleged an ERISA violation. The motion was denied, and defendants appealed to the U.S. Court of Appeals for the Seventh Circuit. In July 1999, the U.S. Court of Appeals for the Seventh Circuit reversed the denial of defendants' motion for summary judgment and dismissed the sole remaining ERISA claim against SSBH. Plaintiffs filed a petition for certiorari with the U.S. Supreme Court seeking review of the decision of the Court of Appeals. The petition was granted in January 2000.

Both the Department of Labor and the Internal Revenue Service have advised SBI that they were or are reviewing the underlying transactions. With respect to the Internal Revenue Service, SSBH, SBI and SBRC have consented to extensions of time for the assessment of excise taxes that may be claimed with respect to the transactions for the years 1987, 1988 and 1989. In August 1996, the IRS sent SSBH, SBI and SBRC what appeared to be draft "30-day letters" with respect to the transactions and SSBH, SBI and SBRC were given an opportunity to comment on whether the IRS should issue 30-day letters, which would actually commence the assessment process. In October 1996, SSBH, SBI and SBRC submitted a memorandum setting forth reasons why the IRS should not issue such 30-day letters. Since that time, the IRS has not issued such 30-day letters to SSBH, SBI or SBRC.

Exhibit 99.2

First paragraph under the caption "Legal Proceedings" beginning on page 17 of the Quarterly Report on Form 10-Q of SSBH for the quarterly period ended March 31, 2000 (File No.1-4346).

        For information concerning a suit filed by Harris Trust Savings Bank (as trustee for the Ameritech Pension Trust) and others against Salomon Brothers Inc., and Salomon Brothers Realty Corp., see the description that appears in the second and third paragraphs under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999, which description is included as Exhibit 99.1 to this Form 10-Q and incorporated by reference herein. In April 2000, the U.S. Supreme Court heard oral argument on plaintiffs' petition to reverse the decision of the U.S. Court of Appeals for the Seventh Circuit. The U.S.
Supreme Court reserved its decision, and has not yet released its opinion.

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

Date:     8/14/00

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  Smith Barney Futures Management LLC
         (General Partner)


By:  /s/ David J. Vogel, President
         David J. Vogel, President


Date:     8/14/00


By:      /s/ Daniel A. Dantuono
         Daniel A. Dantuono
         Chief Financial Officer and
         Director

Date:     8/14/00