Form 10-Q
period 2000-09-30
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 2000-11-14
CIK 876716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                 (X) QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               OR ( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2000

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

                                                                    Page
                                                                  Number


PART I - Financial Information:

       Item 1.   Financial Statements:

                 Statement of Financial Condition
                 at September 30, 2000 and December 31,
                 1999 (unaudited).                                     3

                 Statement of Income and Expenses and
                 Partners'  Capital for the three and
                 nine months ended September 30, 2000
                 and 1999 (unaudited).                                4

                 Notes to Financial Statements
                 (unaudited)                                         5 - 9

       Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results of
                  Operations                                        10 - 11

       Item 3.   Quantitative and Qualitative Disclosures
                 of Market Risk                                     12 - 13

PART II - Other Information                                            14

                                     PART I

                          Item 1. Financial Statements


             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                        STATEMENT OF FINANCIAL CONDITION
                                   (Unaudited)


                                   September 30,            December 31,
                                       2000                    1999
                                   -------------            ------------

ASSETS:

Equity in commodity futures
 trading account:
  Cash                              $ 1,868,869             $ 2,689,251
  Net unrealized depreciation
    on open contracts                   (26,264)                   (854)

                                   -------------            ------------


                                      1,842,605               2,688,397

Interest receivable                       8,080                  10,281

                                    -------------            ------------

                                    $ 1,850,685             $ 2,698,678

                                   =============            ============


LIABILITIES AND PARTNERS' CAPITAL:

Liabilities:

 Accrued expenses:
  Commissions                          $ 10,592                $ 15,448
  Other                                  34,986                  50,389
Redemptions                              40,110                       -
                                   -------------            ------------

                                         85,688                  65,837
                                   -------------            ------------

Partners' Capital:

General Partner, 8,000.2096 Unit
  equivalents outstanding in
  2000 and 1999                          78,482                  96,883
Limited Partners, 171,940.3777 and
  209,472.6214 Units of Limited
  Partnership Interest outstanding
  in 2000 and 1999, respectively      1,686,515               2,535,958
                                   -------------            ------------

                                      1,764,997               2,632,841
                                   -------------            ------------

                                    $ 1,850,685             $ 2,698,678

                                    =============            ============

See Notes to Financial Statements.

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. STATEMENT OF INCOME AND EXPENSES AND PARTNERS' CAPITAL
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                         SEMPTEMBER 30,                      SEPTEMBER 30,
                                                                  -----------------------------      ------------------------------
                                                                       2000            1999              2000               1999

                                                                  -----------       -----------       -----------       -----------
Income:
Net gains (losses) on trading of commodity
interests:
Realized gains (losses) on closed positions                       $  (141,067)      $  (150,016)      $  (382,621)      $   156,952
Change in unrealized gains (losses) on open
positions                                                             (17,096)           27,981           (25,410)         (128,686)

                                                                  -----------       -----------       -----------       -----------

                                                                     (158,163)         (122,035)         (408,031)           28,266
Less, brokerage commissions including clearing fees
of $0, $0, $0 and $28, respectively                                   (34,151)          (53,064)         (114,581)         (172,310)

                                                                  -----------       -----------       -----------       -----------

Net realized and unrealized losses                                   (192,314)         (175,099)         (522,612)         (144,044)
Interest income                                                        25,814            32,054            80,538            97,307

                                                                  -----------       -----------       -----------       -----------

                                                                     (166,500)         (143,045)         (442,074)          (46,737)

                                                                  -----------       -----------       -----------       -----------

Expenses:
Other                                                                   1,689            20,759            18,725            44,213
Incentive fees                                                              -                 -                 -            15,931

                                                                  -----------       -----------       -----------       -----------
                                                                        1,689            20,759            18,725            60,144

                                                                  -----------       -----------       -----------       -----------

Net loss                                                             (168,189)         (163,804)         (460,799)         (106,881)
Redemptions                                                          (129,445)          (49,709)         (407,045)         (107,251)

                                                                  -----------       -----------       -----------       -----------

Net decrease in Partners' capital                                    (297,634)         (213,513)         (867,844)         (214,132)

Partners' capital, beginning of period                              2,062,631         3,165,373         2,632,841         3,165,992

                                                                  -----------       -----------       -----------       -----------

Partners' capital, end of period                                  $ 1,764,997       $ 2,951,860       $ 1,764,997       $ 2,951,860
                                                                  -----------       -----------       -----------       -----------

Net asset value per Unit
(179,940.5873 and 225,847.5269 Units outstanding
at September 30, 2000 and 1999, respectively)                     $      9.81       $     13.07       $      9.81       $     13.07
                                                                  -----------       -----------       -----------       -----------


Net loss per Unit of Limited Partnership
Interest and General Partner Unit equivalent                      $     (0.90)      $     (0.72)      $     (2.30)      $     (0.49)
                                                                  -----------       -----------       -----------       -----------


See Notes to Financial Statements
                                        4

            Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                              September 30, 2000
                                   (Unaudited)

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

        The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

        Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


2.   Net Asset Value Per Unit:

        Changes in net asset value per Unit for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                          THREE-MONTHS ENDED                  NINE-MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                    ------------------------------      ----------------------------
                                        2000              1999              2000             1999
                                    ------------       -----------      ------------       ---------

Net realized and unrealized
 losses                                $(1.02)           $(0.76)           $ (2.61)         $(0.65)
Interest income                          0.14              0.14               0.42            0.43
Expenses                                (0.02)            (0.10)             (0.11)          (0.27)
                                        -------           -------           -------         -------


Decrease for period                     (0.90)            (0.72)             (2.30)          (0.49)

Net Asset Value per Unit,
  beginning of period                   10.71             13.79              12.11           13.56
                                       -------           -------            -------         -------

Net Asset Value per Unit,
  end of period                        $ 9.81            $13.07             $ 9.81          $13.07
                                       =======           =======            =======         =======

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

      All of the commodity interests owned by the Partnership, are held for trading purposes. The average fair value during the periods ended September 30, 2000 and December 31, 1999, based on a monthly calculation, was $(15,823) and $86,012, respectively. The fair value of these commodity interests, including options thereon, if applicable, at September 30, 2000 and December 31, 1999, was $(26,264) and $(854), respectively, as detailed below.

                                                     Fair Value
                                          -------------------------------
                                          September 30,      December 31,
                                              2000               1999
Currency:
   -   OTC                                  $(26,264)            $(854)
                                           ----------            ------

Total                                      $(26,264)             $(854)
                                           ==========            ======

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

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


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

             Smith Barney International Advisors Currency Fund L.P.
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)
                                   (Continued)


provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

      The notional or contractual amounts of these instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. The majority of these instruments mature within one year of September 30, 2000. However, due to the nature of the Partnership's business, these instruments may not be held to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

      The Partnership does not engage in the sale of goods or services. Its only assets are its equity in its commodity futures trading account, consisting of cash and cash equivalents, net unrealized appreciation (depreciation) on open futures and forward contracts, commodity options and interest receivable. Because of the low margin deposits normally required in commodity futures trading, relatively small price movements may result in substantial losses to the Partnership. While substantial losses could lead to a decrease in liquidity, no such losses occurred in the third quarter of 2000.

      The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity futures trading, expenses, interest income, redemptions and distributions of profits, if any.

      For the nine months ended September 30, 2000, Partnership capital decreased 33.0% from $2,632,841 to $1,764,997. This decrease was attributable to the redemption of 37,532.2437 Units totaling $407,045 coupled with a net loss from operations of $460,799 for the nine months ended September 30, 2000. Future redemptions can impact the amount of funds available for investments in commodity contract positions in subsequent periods.

Results of Operations

      During the Partnership's third quarter of 2000, the net asset value per unit decreased 8.4% from $10.71 to $9.81 as compared to a decrease of 5.2% in the third quarter of 1999. The Partnership experienced a net trading loss before brokerage commissions and related fees in the third quarter of 2000 of $158,163. Losses were primarily attributable to the trading of Pound Sterling, Canadian Dollar, Australian Dollar, Japanese Yen and Euro and were partially offset by gains in Swiss Francs. The Partnership experienced a net trading loss before commissions and related fees in the third quarter of 1999 of $122,035. Losses were primarily attributable to the trading of Australian Dollar, Pound Sterling, Swiss Francs, Euro, New Zealand Dollar, Singapore Dollar, Hong Kong Dollar, South African Rand, Saudi Rigal, Danish Krone and Brazilian Real and were partially offset by gains in the Japanese Yen, Turkish Lira, Czech Koruna, Mexican Peso and Thai Baht.

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

      Interest income on 85% of the Partnership's daily equity maintained in cash was earned at the monthly average 13-week U.S. Treasury Bill yield. Interest income for the three and nine months ended September 30, 2000 decreased by $6,240 and $16,769, respectively, as compared to the corresponding periods in 1999. The decrease in interest income is primarily the result of the effect of redemptions and trading losses on the Partnership's equity maintained in cash during the period ended September 30, 2000.

      Brokerage commissions are calculated on the adjusted net asset value on the last day of each month and, therefore, vary according to trading performance and redemptions. Accordingly, they must be compared in relation to the fluctuations in the monthly net asset values. Commissions and fees for the three and nine months ended September 30, 2000 decreased by $18,913 and $57,729, respectively, as compared to the corresponding periods in 1999.

      Incentive fees are based on the new trading profits generated by each Advisor as defined in the advisory agreements between the Partnership, the General Partner and each Advisor. No incentive fees were earned for the three and nine months ended September 30, 2000. Trading performance for the three and nine months ended September 30, 1999 resulted in incentive fees of $0 and $15,931, respectively.

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

       The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of September 30, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of September 30, 2000, the Partnership's total capitalization was $1,764,997. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K for the year ended December 31, 1999.

                               September 30, 2000
                                   (Unaudited)

                                                                                 Year to Date
                                               % of Total                     High               Low
Market Sector               Value at Risk    Capitalization             Value at Risk     Value at Risk
-------------------------------------------------------------------------------------------------------

Currencies
 - OTC Contracts                $65,214            3.69%                  $204,029               $0


Total                          $65,214             3.69%
                               ========          =======

                            PART II OTHER INFORMATION

Item 1.      Legal Proceedings -

             For information concerning the matter entitled MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc., see the description that appears in the ninth paragraph under the caption "Legal Proceedings" of the Annual Report on Form 10-K of the Partnership for the year ended December 31, 1999. In September 2000, the court denied plaintiffs' motion to dismiss SSB's counterclaims based on indemnification and contribution.

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

Date:    11/14/00

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By: Smith Barney Futures Management LLC
        (General Partner)


By: /s/ David J. Vogel, President
        David J. Vogel, President


Date:    11/14/00


By:     /s/ Daniel A. Dantuono
        Daniel A. Dantuono
        Chief Financial Officer and
        Director

Date:    11/14/00