Form 10-K
period 2000-12-31
SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L P
filed 2001-03-29
CIK 876716

2


                                      UNITED STATES

                           SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

Commission File Number 0-21588

             SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P. (Exact name of registrant as specified in its charter)

          New York                                   13-3616914
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                     c/o Smith Barney Futures Management LLC
                           388 Greenwich St. - 7th Fl.
                            New York, New York 10013
             (Address and Zip Code of principal executive offices)
                                 (212) 723-5424
              (Registrant's telephone number, including area code)

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

                                    Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

As of February 28, 2001, Limited Partnership Units with an aggregate value of $1,356,445 outstanding and held by non-affiliates.

                           DOCUMENTS INCORPORATED BY REFERENCE
                                          None

                                     PART I

Item 1. Business.

      (a) General development of business. Smith Barney International Advisors Currency Fund L.P., (the "Partnership") is a limited partnership organized on May 29, 1991 under the limited partnership laws of the State of New York to engage in speculative trading of commodity interests, including forward contracts, commodity options and commodity futures contracts on foreign currencies. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership commenced trading operations on March 12, 1992. A total of 10,000,000 Units of Limited Partnership Interest in the Partnership ("Units") were offered to the public. A Registration Statement on Form S-1 relating to the public offering became effective on September 30, 1991. Between September 30, 1991 and February 27, 1992, 1,109,024 Units were sold to the public at $10 per Unit. Proceeds of the offering were held in an escrow account and were transferred, along with the general partner's contribution of $143,760, to the Partnership's trading account on March 12, 1992 when the Partnership commenced trading. Redemptions of Units for the years ending December 31, 2000, 1999 and 1998 are reported in the Statement of Partners' Capital on page F-6 under "Item 8. Financial Statements and Supplementary Data."

      The general partner has agreed to make additional capital contributions, if necessary, so that its general partnership interest will be equal to the greater of (i) an amount to entitle it to 1% of each material item of Partnership income, loss, deduction or credit or (ii) the greater of (a) 1% of the Partners' contributions to the Partnership or (b) $25,000. The Partnership will be liquidated on December 31, 2011; if the net asset value per Unit falls below $4 as of the end of a trading day; or upon the earlier occurrence of certain other circumstances set forth in the Limited Partnership Agreement.
      Smith Barney Futures Management LLC acts as the general partner (the "General Partner") of the Partnership. The Partnership's commodity broker is Salomon Smith Barney Inc. ("SSB"). SSB is an affiliate of the General Partner. The General Partner is wholly owned by Salomon Smith Barney Holdings Inc. ("SSBHI"), which is the sole owner of SSB. SSBHI is a wholly owned subsidiary of Citigroup Inc.
      The Partnership's trading of futures, forwards and options contracts, if applicable, on commodities is done on United States of America and foreign commodity exchanges. It engages in such trading through a commodity brokerage account maintained with SSB. As of December 31, 2000, the General Partner, on behalf of the Partnership, has entered into a Management Agreement (the "Management Agreement") with Jacobson Fund Managers Ltd. the "Advisor" who makes all commodity trading decisions for the Partnership. The Advisor is not affiliated with the General Partner or SSB. The Advisor is not responsible for the organization or operation of the Partnership. Pursuant to the terms of the Management Agreement, the Partnership is obligated to pay the Advisor an incentive fee payable quarterly of 20% of New Trading Profits (as defined in the Limited Partnership Agreement) of the Partnership.
      The Customer Agreement (the "Customer Agreement") provides that the Partnership pays SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee, SSB pays the Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. SSB also pays a portion of its brokerage fees to its financial consultants who have sold Units and who are registered as associated persons with the Commodity Futures Trading Commission (the "CFTC"). The Partnership pays for National Futures Association ("NFA") fees, exchange and clearing fees, give-up and user fees and floor brokerage fees. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed.
      In addition, SSB pays the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate equal to the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month.

      (b) Financial information about industry segments. The Partnership's business consists of only one segment, speculative trading of commodity interests. The Partnership does not engage in sales of goods or services. The Partnership's net income (loss) from operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 are set forth under "Item 6. Selected Financial Data." The Partnership capital as of December 31, 2000 was $1,645,337.
      (c)   Narrative description of business.
            See Paragraphs (a) and (b) above.
            (i)  through  (x)  -  Not  applicable.
            (xi)  through  (xii)  -  Not applicable.
            (xiii) - The Partnership has no employees.
      (d) Financial Information About Geographic Areas. The Partnership does not engage in sales of goods or services or own any long lived assets and therefore this item is not applicable.
Item 2. Properties.
         The Partnership does not own or lease any properties. The General Partner operates out of facilities provided by its affiliate, SSB.
Item 3. Legal Proceedings.
       Salomon Smith Barney Inc, ("SSB") is a New York corporation with its principal place of business at 388 Greenwich St., New York, New York 10013. SSB is registered as a broker-dealer and futures commission merchant ("FCM"), and provides futures brokerage and clearing services for institutional and retail participants in the futures markets. SSB and its affiliates also provide investment banking and other financial services for clients worldwide.

      There have been no administrative, civil or criminal actions pending, on appeal or concluded against SSB or any of its individual principals within the past five years that management believes may have a material impact on SSB's ability to act as an FCM. In the ordinary course of its business, SSB is a party to various claims and regulatory inquiries. Proceedings deemed to be material for purposes of CFTC disclosure requirements are:
       In September 1992, Harris Trust and Savings Bank (as trustee for Ameritech Pension Trust), Ameritech Corporation, and an officer of Ameritech sued Salomon Brothers Inc and Salomon Brothers Realty Corporation in the U.S. District Court for the Northern District of Illinois (Harris Trust Savings Bank, not individually but solely as trustee for the Ameritech Pension Trust, Ameritech Corporation and John A. Edwardson v. Salomon Brothers Inc and Salomon Brothers Realty Corp.). The complaint alleged that purchases by Ameritech Pension Trust from the Salomon entities of approximately $20.9 million in participations in a portfolio of motels owned by Motels of America, Inc. and Best Inns, Inc. violated the Employee Retirement Income Security Act ("ERISA"), the Racketeer Influenced and Corrupt Organization Act ('RICO") and state law. Salomon Brothers Inc had acquired the participations issued by Motels of America and Best Inns to finance purchases of motel portfolios and sold 95% of three such issues and 100% of one such issue to Ameritech Pension Trust. Ameritech Pension Trust's complaint sought (1) approximately $20.9 million on the ERISA claim, and (2) in excess of $70 million on the RICO and state law claims as well as other relief. In various decisions between August 1993 and July 1999, the courts hearing the case have dismissed all of the allegations in the complaint against the Salomon entities. In October 1999, Ameritech appealed to the U.S. Supreme Court and in January 2000, the Supreme Court agreed to hear the case. An argument was heard on April 17, 2000. The appeal seeks review of the decision of the U.S. Court of Appeals for the Seventh Circuit that dismissed the sole remaining ERISA claim against the Salomon entities. In June the Supreme Court reversed the Seventh Circuit and the matter has been remanded to the Trial Courts.
       Both the Department of Labor and the Internal Revenue Service have advised Salomon Brothers Inc that they were or are reviewing the transactions in which Ameritech Pension Trust acquired such participations. With respect to the Internal Revenue Service review, Salomon Smith Barney Holdings, Salomon Brothers Inc and Salomon Brothers Realty have consented to extensions of time for the assessment of excise taxes that may be claimed to be due with respect to the transactions for the years 1987, 1988 and 1989.

       In December 1996, a complaint seeking unspecified monetary damages was filed by Orange County, California against numerous brokerage firms, including Salomon Smith Barney, in the U.S. Bankruptcy Court for the Central District of California. (County of Orange et aL v. Bear Stearns & Co. Inc. et al.) The complaint alleged, among other things, that the brokerage firms recommended and sold unsuitable securities to Orange County. Salomon Smith Barney and the remaining brokerage firms settled with Orange County in mid 1999.

     In June 1998, complaints were filed in the U.S. District Court for the Eastern District of Louisiana in two actions (Board of Liquidations, City Debt of the City of New Orleans v. Smith Barney Inc, et ano. and The City of New Orleans v. Smith Barney Inc. et ano.), in which the City of New Orleans seeks a
determination   that  Smith  Barney  Inc.  and  another   underwriter   will  be
responsible for any damages that the City may incur in the event the Internal Revenue Service denies tax exempt status to the City's General Obligation Refunding Bonds Series 1991. The complaints were subsequently amended. Salomon Smith Barney has asked the court to dismiss the amended complaints. The Court denied the motion but stayed the case. Subsequently, the city withdrew its lawsuit.
      It November 1998, a class action complaint was filed in the United States District Court for the Middle District of Florida (Dwight Brock as Clerk for Collier County v. Merrill Lynch, et al.). The complaint alleged that, pursuant to a nationwide conspiracy, 17 broker-dealer defendants, including Salomon Smith Barney, charged excessive mark-ups in connection with advanced refunding transactions. Among other relief, plaintiffs sought compensatory and punitive damages, restitution and/or rescission of the transactions and disgorgement of alleged excessive profits. In October 1999, the plaintiff filed a second amended complaint. Salomon Smith Barney has asked the court to dismiss the amended complaint.
      In connection with the Louisiana and Florida matters, the IRS and SEC have been conducting an industry-wide investigation into the pricing of

 Treasury securities in advanced refunding transactions. In April 2000 SSB and several other broker-dealers entered into a settlement with the IRS and the SEC.
       In December 1998, Salomon Smith Barney was one of twenty-eight market making firms that reached a settlement with the SEC in the matter titled In the Matter of Certain Market Making Activities on NASDAQ. As part of the settlement of that matter, Salomon Smith Barney, without admitting or denying the factual allegations, agreed to an order that required that it: (i) cease and desist from committing or causing any violations of Sections 15(c)(1) and (2) of the Securities Exchange Act of 1934 and Rules l5cl -2, 15c2-7 and 17a-3 thereunder,
 (ii) pay penalties totaling approximately $760,000, and (iii) submit certain policies and procedures to an independent consultant for review.
       In March 1999, a complaint seeking in excess of $250 million was filed by a hedge fund and its investment advisor against Salomon Smith Barney in the Supreme Court of the State of New York, County of New York (MKP Master Fund, LDC et al. v. Salomon Smith Barney Inc.). The complaint included allegations that, while acting as prime broker for the hedge fund, Salomon Smith Barney breached its contracts with plaintiffs, misused their monies, and engaged in tortious (wrongful) conduct, including breaching its fiduciary duties. Salomon Smith Barney asked the court to dismiss the complaint in full. In October 1999, the court dismissed the tort claims, including the breach of fiduciary duty claims. The court allowed the breach of contract and misuse of money claims to stand, Salomon Smith Barney will continue to contest this lawsuit vigorously.

Item 4. Submission of Matters to a Vote of Security Holders.
          There were no matters submitted to the security holders for a vote during the fiscal year covered by this report.
                                    PART II
Item 5. Market for Registrant's Common Equity and Related Security
Holder Matters.
       (a) Market Information. The Partnership has issued no stock. There is no established public trading market for the Units of Limited Partnership Interest.
       (b) Holders. The number of holders of Units of Partnership Interest as of December 31, 2000 was 87.
       (c) Distribution. The Partnership did not declare a distribution in 2000 or 1999.
       (d) Use of Proceeds. There were no additional sales in the years ended December 31, 2000, 1999 and 1998.

Item 6. Selected Financial Data. Realized and unrealized trading gains (losses), interest income, net income (loss) and increase (decrease) in net asset value per Unit for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and total assets at December 31, 2000, 1999, 1998, 1997 and 1996 were as follows:


                                       2000              1999            1998            1997           1996
                                   -----------       -----------      ----------      ---------       --------



Realized and unrealized trading
 gains(losses) net of
 brokerage commissions and
 clearing fees of $144,266,
 $220,519, $243,077, $237,265
 and $263,649, respectively         $(597,541)        $(367,668)       $(35,118)       $590,534        $712,497

Interest income                       102,699           128,795         134,578         141,341         150,381
                                    -----------       ----------      ----------       --------        --------

                                    $(494,842)        $(238,873)       $ 99,460        $731,875        $862,878
                                    ===========       ==========      ==========       ========        ========


Net income (loss)                   $(511,793)        $(322,133)        $23,296        $556,770        $715,392
                                    ===========       ==========      ==========       ========        ========

Increase (decrease)
 in net asset value
 per Unit                              $(2.58)           $(1.45)         $ 0.04          $ 2.11          $ 2.11
                                      ========           =======         =======        =======          ======


Total assets                        $1,724,620        $2,698,678     $3,211,970      $3,617,429      $3,504,725
                                    ============      ==========     ===========     ==========      ==========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (a)Liquidity. The Partnership does not engage in sales of goods or services. Its only assets are its commodity futures trading account, consisting of cash, net unrealized appreciation (depreciation) on open positions and interest receivable. Because of the low margin deposits normally required in commodity trading, relatively small price movements may result in substantial losses to the Partnership. Such substantial losses could lead to a material decrease in liquidity. To minimize this risk, the Partnership follows certain policies including:
             (1) Partnership funds are invested only in commodity interests which are traded in sufficient volume to permit, in the opinion of the Advisor, ease of taking and liquidating positions.
             (2) The Advisor does not initiates additional positions in any commodity if such additional positions would result in aggregate positions for all commodities requiring as margin more than 66-2/3% of the Partnership's assets allocated to the Advisor. For the purpose of this limitation, forward contracts in currencies are deemed to have the same margin requirements as the same or similar futures contracts traded on the Chicago Mercantile Exchange.
              (3) The Partnership does not employ the trading technique commonly known as "pyramiding," in which the speculator uses unrealized profits on existing positions as margin for the purchase or sale of additional positions in the same or related commodities.

              (4) The Partnership does not utilize borrowings except short-term borrowings if the Partnership takes delivery of any cash commodities, provided that neither the deposit of margin with a commodity broker nor obtaining and drawing a line of credit with respect to forward contracts shall constitute borrowing.
              (5) The Advisor may, from time to time, employ trading strategies such as spreads or straddles on behalf of the Partnership. The term "spread" or "straddle" describes a commodity futures trading strategy involving the simultaneous buying and selling of futures contracts on the same commodity but involving different delivery dates or markets and in which the trader expects to earn a profit from a widening or narrowing of the difference between the prices of the two contracts.
           The Partnership engages in the trading of forward contracts in foreign currencies. In this connection, the Partnership contracts with SSB as the counterparty to take future delivery of a particular foreign currency. In a forward transaction, cash settlement does not occur until the agreed upon value date of the transaction. The Partnership's credit risk in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The fair value of over the counter forward currency contracts at December 31, 2000 and 1999 was $0 and $(854), respectively.
           The Partnership is party to financial instruments with off-balance sheet risk, including derivative financial instruments and derivative commodity instruments, in the normal course of its business. These financial instruments may include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specified terms at specified future dates. Each of these instruments is subject to various risks similar to those relating to the underlying financial instruments including market and credit risk. The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject. (See also "Item 8. Financial Statements and Supplementary Data." for further information on financial instrument risk included in the notes to financial statements.)
           Other than the risks inherent in commodity trading, the Partnership knows of no trends, demands, commitments, events or uncertainties which will result in or which are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way. The Limited Partnership Agreement provides that the Partnership will cease trading operations and liquidate all open positions upon the first to occur of the following: (i) December 31, 2011; (ii) the vote to dissolve the Partnership by limited partners owning more than 50% of the Units; (iii) assignment by the General Partner of all of its interest in the Partnership or withdrawal, removal, bankruptcy or any other event that causes the General Partner to cease to be a general partner under the Partnership Act unless the Partnership is continued as described in the Limited Partnership Agreement; or (iv) the occurrence of any event which shall make it unlawful for the existing Partnership to be continued. The General Partner may, in its discretion, dissolve the Partnership if the net asset value per Unit falls below $4 as of the end of any business day after trading.
         (b) Capital resources. (i) The Partnership has made no material commitments for capital expenditures.
           (ii) The Partnership's capital consists of the capital contributions of the partners as increased or decreased by gains or losses on commodity trading and by expenses, interest income, redemptions of Units and distributions of profits, if any. Gains or losses on commodity trading cannot be predicted. Market moves in commodities are dependent upon fundamental and technical factors which the Partnership may or may not be able to identify. Partnership expenses will consist of, among other things, commissions, management fees and incentive fees. The level of these expenses is dependent upon the level of trading gains or losses and the ability of the Advisor to identify and take advantage of price movements in the commodity markets, in addition to the level of Net Assets maintained. In addition, the amount of interest income payable by SSB is dependent upon interest rates over which the Partnership has no control.

             No forecast can be made as to the level of redemptions in any given period. A limited partner may redeem all or some of his Units at their net asset value on fifteen days notice to the General Partner. For the year ended December 31, 2000, 44,771.2560 Units were redeemed totaling $475,711. For the year ended December 31, 1999, 16,039.8885 Units were redeemed totaling $211,018. For the year ended December 31, 1998, 23,888.7779 Units were redeemed totaling $338,656.
             (c) Results of Operations.
            For the year ended December 31, 2000, the Net Asset Value per Unit decreased 21.3% from $12.11 to $9.53. For the year ended December 31, 1999, the Net Asset Value per Unit decreased 10.7% from $13.56 to $12.11. For the year ended December 31, 1998, the Net Asset Value per Unit increased 0.3% from $13.52 to $13.56.
            The Partnership experienced net trading losses of $453,275 before commissions and expenses for the year ended December 31, 2000. Losses were primarily attributable to the trading in British Pounds, Japanese Yen, Euro, Singapore Dollar, Canadian Dollar, Australian Dollar, Danish Krone, Hong Kong Dollar, Brazilian Real, Indonesian Rupia and South African Rand and were partially offset by gains recognized in Swiss Francs and Greek Drachma.
            The Partnership experienced net trading losses of $147,149 before commissions and expenses for the year ended December 31, 1999. Losses were primarily attributable to the trading of British Pounds, Japanese Yen, Australian Dollar, New Zealand Dollar, Danish Krone, Swedish Krona, Mexican Peso, Saudi Riyal and Hong Kong Dollar and partially offset by gains in Brazilian Real, Czech Koruna and Swiss Francs.

            The Partnership experienced net trading gains of $207,959 before commissions and expenses for the year ended December 31, 1998. Gains were attributable to the trading of Canadian Dollar, Mexican Peso, Thai Baht, Indonesian Rupia and Malaysian Ringgit and partially offset by losses in British Pounds, Brazilian Real and Russian Ruble.
            Commodity markets are highly volatile. Broad price fluctuations and rapid inflation increase the risks involved in commodity trading, but also increase the possibility of profit. The profitability of the Partnership depends on the existence of major price trends and the ability of the Advisors to identify those price trends correctly. Price trends are influenced by, among other things, changing supply and demand relationships, governmental, commercial and trade programs and policies, national and international political and economic events and changes in interest rates. To the extent that market trends exist and the Advisor is able to identify them, the Partnership expects to increase capital through operations.
      (d)   Operational Risk
            The Partnership is directly exposed to market risk and credit risk, which arise in the normal course of its business activities. Slightly less direct, but of critical importance, are risks pertaining to operational and back office support. This is particularly the case in a rapidly changing and increasingly global environment with increasing transaction volumes and an expansion in the number and complexity of products in the marketplace.

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

Item 7A. Quantitative and Qualitative Disclosures About Market
         Risk
Introduction
      The Partnership is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.
      Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification results among the Partnership's open positions and the liquidity of the markets in which it trades.
      The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.
      Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk. Quantifying the Partnership's Trading Value at Risk
      The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor except for statements of historical fact (such as the terms of particular contracts and the number of market risk sensitive instruments held during or at the end of the reporting period).
      The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the

Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).
      Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95%-99% of any one-day intervals. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.
      In the case of market sensitive instruments which are not exchange traded (exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.
      The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option. Where this instrument is a futures contract, the futures margin, and where this instrument is a physical commodity, the futures-equivalent maintenance margin has been used. This calculation is conservative in that it assumes that the fair value of an option will decline by the same amount as the fair value of the underlying instrument, whereas, in fact, the fair values of the options traded by the Partnership in almost all cases fluctuate to a lesser extent than those of the underlying instruments.
      In quantifying the Partnership's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been added to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Partnership's Trading Value at Risk in Different Market Sectors
      The following table indicates the trading Value at Risk associated with the Partnership's open positions by market category as of December 31, 2000. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. As of December 31, 2000, the Partnership's total capitalization was $1,645,337.
                                December 31, 2000

                                                                                      Year to Date

                                                         % of Total               High            Low
Market Sector                       Value at Risk      Capitalization         Value at Risk   Value at Risk
-----------------------------------------------------------------------------------------------------------

Currencies - OTC Contracts            $  -0-                  -0-%             $204,029           $  -0-
                                      =========              =====


As of December 31, 1999, the Partnership's total capitalization was $2,632,841.
                                December 31, 1999

                                                                                         Year to Date

                                                           % of Total              High                Low
Market Sector                        Value at Risk       Capitalization        Value at Risk      Value at Risk
---------------------------------------------------------------------------------------------------------------

Currencies - OTC Contracts              $240,618              9.1%              $1,410,156           $83,900
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

Qualitative Disclosures Regarding Primary Trading Risk Exposures
      The following qualitative disclosures regarding the Partnership's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by the General Partner and the Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long- term. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

      The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.
      Currencies. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Partnership trades in a large number of currencies. The General Partner does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing Value at Risk in a functional currency other than dollars.
Qualitative Disclosures Regarding Means of Managing Risk Exposure
        The General Partner monitors and controls the Partnership's risk exposure on a daily basis through financial, credit and risk management monitoring systems and accordingly believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership is subject.
      The General Partner monitors the Partnership's performance and the concentration of its open positions, and consults with the Advisor concerning the Partnership's overall risk profile. If the General Partner felt it necessary to do so, the General Partner could require of the Advisor to close out individual positions as well as enter certain positions traded on behalf of the Partnership. However, any such intervention would be a highly unusual event. The General Partner primarily relies on the Advisors' own risk control policies while maintaining a general supervisory overview of the Partnership's market risk exposures.
      The Advisor applies its own risk management policies to its trading. The Advisor often follow diversification guidelines, margin limits and stop loss points to exit a position. The Advisors' research of risk management often suggests ongoing modifications to its' trading programs.
      As part of the General Partner's risk management, the General Partner periodically meets with the Advisor to discuss its risk management and to look for any material changes to the Advisor's portfolio balance and trading techniques. The Advisor is required to notify the General Partner of any material changes to its programs.

Item 8.         Financial Statements and Supplementary Data.




            SMITH BARNEY INTERNATIONAL ADVISORS CURRENCY FUND L.P.
                         INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                   Number

                Oath or Affirmation                                   F-2

                Report of Independent Accountants.                    F-3

                Financial Statements:
                Statement of Financial Condition at
                December 31, 2000 and 1999.                           F-4

                Statement of Income and Expenses for
                the years ended December 31, 2000,
                1999 and 1998.                                        F-5

                Statement of Partners' Capital for
                the years ended December 31, 2000,
                1999 and 1998.                                        F-6

                Notes to Financial Statements.                    F-7 - F-11

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

Smith Barney Futures Management LLC
388 Greenwich Street
7th Floor
New York, N.Y. 10013
212-723-5424

                        Report of Independent Accountants

To the Partners of Smith Barney International Advisors Currency Fund L.P.:

In our opinion, the accompanying statement of financial condition and the related statements of income and expenses and of partners' capital present fairly, in all material respects, the financial position of Smith Barney International Advisors Currency Fund L.P. at December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the management of the General Partner; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management of the General Partner, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, New York
March 9, 2001

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Financial Condition
                           December 31, 2000 and 1999

                                                                      2000                1999
Assets:
Equity in commodity futures trading account:
   Cash (Note 3c)                                                   $1,717,499          $2,689,251
   Net unrealized depreciation on open positions                            --                (854)
                                                                   -----------         -----------
                                                                     1,717,499           2,688,397
Interest receivable                                                      7,121              10,281
                                                                   -----------         -----------
                                                                    $1,724,620          $2,698,678
                                                                   ------------        -----------


Liabilities and Partners' Capital:
Liabilities:
  Accrued expenses:
   Commissions                                                          $9,889             $15,448
   Professional fees                                                    27,163              47,766
   Other                                                                 2,176               2,623
  Redemptions payable (Note 5)                                          40,055                  --
                                                                   -----------         -----------
                                                                        79,283              65,837
                                                                   -----------         -----------
Partners' Capital (Notes 1, 5 and 7):
  General Partner, 8,000.2096 Unit equivalents outstanding
   in 2000 and 1999                                                     76,242              96,883
  Limited Partners, 164,701.3654 and 209,472.6214 Units
   of Limited Partnership Interest outstanding in 2000
   and 1999, respectively                                            1,569,095           2,535,958
                                                                   -----------         -----------
                                                                     1,645,337           2,632,841
                                                                   -----------         -----------
                                                                    $1,724,620          $2,698,678
                                                                   ------------        -----------


See notes to financial statements.

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                        Statement of Income and Expenses
                               for the years ended
                        December 31, 2000, 1999 and 1998

                                                            2000               1999               1998
Income:
Net gains (losses) on trading of commodity interests:
Realized gains (losses) on closed positions               $(454,129)         $(127,068)          $654,945
Change in unrealized gains (losses) on open
  positions                                                     854            (20,081)          (446,986)
                                                         ----------         ----------          ---------
                                                           (453,275)          (147,149)           207,959
Less, brokerage commissions including clearing fees
  of $0, $102 and $57, respectively (Note 3c)              (144,266)          (220,519)          (243,077)
                                                         ----------         ----------          ---------
Net realized and unrealized losses                         (597,541)          (367,668)           (35,118)
Interest income (Note 3c)                                   102,699            128,795            134,578
                                                         ----------         ----------          ---------
                                                           (494,842)          (238,873)            99,460
                                                         ----------         ----------          ---------
Expenses:
  Professional fees                                          13,879             64,235             40,204
  Other expenses                                              3,072              3,094              2,877
  Incentive fees (Note 3b)                                       --             15,931             33,083
                                                         ----------         ----------          ---------
                                                             16,951             83,260             76,164
                                                         ----------         ----------          ---------
Net income (loss)                                         $(511,793)         $(322,133)           $23,296
                                                         -----------        ----------          ---------
Net income (loss) per Unit of Limited Partnership
  Interest and General Partner Unit equivalent
  (Notes 1 and 7)                                            $(2.58)            $(1.45)             $0.04
                                                         -----------        ----------          ---------




See notes to financial statements.

                                  Smith Barney
                    International Advisors Currency Fund L.P.
                     Statement of Partners' Capital for the
                  years ended December 31, 2000, 1999 and 1998

                                                           Limited             General
                                                          Partners             Partner               Total
Partners' capital at December 31, 1997                    $3,373,190             $108,162          $3,481,352
Net income                                                    22,975                  321              23,296
Redemption of 23,888.7779 Units of Limited
   Partnership Interest                                     (338,656)                  --            (338,656)
                                                         -----------          -----------         -----------
Partners' capital at December 31, 1998                     3,057,509              108,483           3,165,992
Net loss                                                    (310,533)             (11,600)           (322,133)
Redemption of 16,039.8885 Units of Limited
   Partnership Interest                                     (211,018)                  --            (211,018)
                                                         -----------          -----------         -----------
Partners' capital at December 31, 1999                     2,535,958               96,883           2,632,841
Net loss                                                    (491,152)             (20,641)           (511,793)
Redemption of 44,771.2560 Units of Limited
   Partnership Interest                                     (475,711)                  --            (475,711)
                                                         -----------          -----------         -----------
Partners' capital at December 31, 2000                    $1,569,095              $76,242          $1,645,337
                                                         -----------           -----------          -----------




See notes to financial statements.

                       Smith Barney International Advisors
                               Currency Fund L.P.
                          Notes to Financial Statements


1.  Partnership Organization:

     Smith Barney International Advisors Currency Fund L.P. (the "Partnership") is a limited partnership which was organized on May 29, 1991 under the partnership laws of the State of New York to engage in the speculative trading of a diversified portfolio of commodity interests including futures contracts, options and forward contracts. The commodity interests that are traded by the Partnership are volatile and involve a high degree of market risk. The Partnership was authorized to sell 10,000,000 Units of Limited Partnership Interest ("Units") during its initial offering period.

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

2.  Accounting Policies:

    a. All commodity interests (including derivative financial instruments and derivative commodity instruments) are used for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded in the statement of financial condition at fair value on the last business day of the year, which represents market value for those commodity interests for which market quotations are readily available. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing on the last business day of the year. Realized gains (losses) and changes in unrealized values on commodity interests and foreign currencies are recognized in the period in which the contract is closed or the changes occur and are included in net gains (losses) on trading of commodity interests.

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

    b. Management Agreements:

     The Trading Manager, on behalf of the Partnership, has entered into a Management Agreement with Jacobson Fund Managers Ltd. (the "Advisor"), a registered commodity trading advisor. The Management Agreement provides that the Advisor has discretion in determining the investment of the assets of the Partnership allocated to the Advisor by the Trading Manager. The Partnership is obligated to pay the Advisor an incentive fee payable quarterly equal to 20% of the New Trading Profits, as defined in the Management Agreement, earned by it for the Partnership. Trendview Capital Management Inc. and Friedberg Commodity Management Inc. were terminated as Advisors to the Partnership on February 29, 2000 and April 1, 2000, respectively. Jacobson Fund Managers Ltd. was added as an Advisor to the Partnership effective April 1, 2000.

    c. Customer Agreement:

     The Partnership has entered into a Customer Agreement which was assigned to SSB which provides that the Partnership will pay SSB a monthly brokerage fee equal to 7/12 of 1% of month-end Net Assets (7% per year) in lieu of brokerage commissions on a per trade basis. From its brokerage fee SSB will pay each Advisor a monthly management fee equal to 1/6 of 1% (2% per year) of Net Assets allocated to the Advisor as of the end of the month. The Partnership will pay for National Futures Association ("NFA") fees, exchange and clearing fees, user, give-up and floor brokerage fees. SSB will pay a portion of its brokerage fees to the financial consultants who have sold Units. Brokerage fees will be paid for the life of the Partnership, although the rate at which such fees are paid may be changed. All the Partnership's assets are deposited in the Partnership's account at SSB. The Partnership's cash is deposited by SSB in segregated bank accounts to the extent required by the Commodity Futures Trading Commission regulations. At December 31, 2000 and 1999, the amount of cash held for margin requirements was $0 and $240,618, respectively. SSB has agreed to pay the Partnership interest on 85% of the average daily equity maintained in cash in its account during each month at the rate of the average noncompetitive yield of 13-week U.S. Treasury Bills as determined at the weekly auctions thereof during the month. The Customer Agreement between the Partnership and SSB gives the Partnership the legal right to net unrealized gains and losses. The Customer Agreement may be terminated upon notice by either party.

4.  Trading Activities:

    The Partnership was formed for the purpose of trading contracts in a variety of commodity interests, including derivative financial instruments and derivative commodity instruments. The results of the Partnership's trading activity are shown in the statement of income and expenses.

    All of the commodity interests owned by the Partnership are held for trading purposes. The average fair value during the years ended December 31, 2000 and 1999, based on a monthly calculation, was $(12,094) and $86,012, respectively. The fair value of these commodity interests, including options thereon, if applicable, at December 31, 2000 and 1999 was $0 and $(854), respectively, as detailed below.

                          Fair Value


                  December 31,    December 31,
                      2000            1999
Currencies:
  -OTC Contracts   $ --             $(854)
                   ------           -----


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

7.  Net Asset Value Per Unit:

    Changes in the net asset value per Unit of Partnership interest for the years ended December 31, 2000, 1999 and 1998 were as follows:




                                                2000       1999       1998

Net realized and unrealized losses           $  (3.03) $ (1.66)   $ (0.20)
Interest income                                  0.54      0.58      0.56
Expenses                                        (0.09)    (0.37)    (0.32)
                                                ------    ------    ------
Increase (decrease) for year                    (2.58)    (1.45)     0.04
Net asset value per Unit,
 beginning of year                              12.11     13.56     13.52
                                               ------    ------    ------
Net asset value per Unit, end of year        $   9.53  $  12.11   $ 13.56
                                                ------    ------    ------



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

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk with respect to exchange traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions (see table in Note 4). The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments. The Partnership has credit risk and concentration risk because the sole counterparty or broker with respect to the Partnership's assets is SSB.

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

9.   Subsequent Event:

     There were additional redemptions as of January 31, 2001 representing 1,000 Units of Limited Partnership Interest totaling $9,020.

     Jacobson Fund Managers Ltd. was terminated as an Advisor to the Partnership on February 19, 2001. It is the General Partner's intent to add a new Advisor to the Partnership.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
            During the last two fiscal years and any subsequent interim period, no independent accountant who was engaged as the principal accountant to audit the Partnership's financial statements has resigned or was dismissed.
                                  PART III
Item 10.    Directors and Executive Officers of the Registrant.
            The Partnership has no officers or directors and its affairs are managed by its General Partner, Smith Barney Futures Management LLC. Investment decisions are made by the Advisor.
Item 11.    Executive Compensation.
            The Partnership has no directors or officers. Its affairs are managed by Smith Barney Futures Management LLC, its General Partner, which receives compensation for its services, as set forth under "Item 1. Business." SSB, an affiliate of the General Partner, is the commodity broker for the Partnership and receives brokerage commissions for such services, as described under "Item 1. Business." During the year ended December 31, 2000, SSB earned $144,266 in brokerage commissions and clearing fees. The Advisors did not earn an incentive fee in 2000.

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.
            (a). Security ownership of certain beneficial owners. As of March 1, 2001, two beneficial owners who are neither directors nor executive officers of the General Partner beneficially owns more than five percent (5%) of the outstanding Units issued by the Registrant as follows:

Title       Name and Address of    Amount and Nature of  Percent of
of Class    Beneficial Owner       Beneficial Ownership     Class

Units of    Evelyn A. Freed        45,083.6120 Units      26.1%
Limited     1511 Clearview Lane
Partnership Santa Ana, CA 92705-1501
Interest

Units of    Helen M. Adams and     12,462.9751 Units       7.2%
Limited     John C. Russ Jtwros.
Partnership 1301 Onslow Road
Interest    Raleigh, NC 27606-2744

            (b). Security ownership of management. Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner. The General Partner owns Units of general partnership interest equivalent to 8,000.2096 Units (4.6%) of Limited Partnership Interest as of December 31, 2000.
            (c). Changes in control. None.

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

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
      (a) (1)   Financial Statements:
                Statement of Financial Condition at December 31, 2000 and 1999. Statement of Income and Expenses for the years ended December 31, 2000, 1999 and 1998. Statement of Partners' Capital for the years ended December 31, 2000, 1999 and 1998.
           (2)  Financial Statement Schedules:
                Financial Data Schedule for the year ended December 31, 2000.
           (3)  Exhibits:
                  3.1 - Limited Partnership Agreement (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (File No.33-41438) and incorporated herein by reference).
                  3.2 - Certificate of Limited Partnership of the Partnership as filed in the office of the Secretary of State of New York on May 29, 1991 (filed as Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
                10.1 - Customer Agreement between the Partnership and Lehman Brothers Capital Management Corp. (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).

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

               10.9     -  Management  Agreement  among  the  Partnership,   the
                        General Partner and Sunrise Commodities Incorporated (filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 33-41438) and incorporated herein by reference).
              10.10 Letter dated September 22, 1992 from General Partner to Steiner & Cie terminating the Management Agreement effective September 23, 1992 (filed as Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1992. and incorporated herein by reference).
               10.11    - Letter dated March 18, 1993 from  General  Partner to
                        Friedberg    Commodity    Management   Inc.   extending
                        Management Agreement (filed as Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
               10.12 - Letter dated March 18, 1993 from General Partner to FX Concepts, Inc. extending Management Agreement (filed as Exhibit 10.12 to Form 10-K for the fiscal year ended
                        December   31,   1993  and   incorporated   herein   by
                        reference).
               10.13    - Letter dated March 18, 1993 from  General  Partner to
                        Gill  Capital  Management  Ltd.  extending   Management
                        Agreement (filed as Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

               10.14 - Letter dated March 18, 1993 from General Partner to Sunrise Commodities Incorporated extending Management Agreement (filed as Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
               10.15 - Management Agreement among the Partnership, General Partner and Gandon Fund Management Limited dated December 31, 1993 (filed as Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).
               10.16 - Letter dated March 22, 1994 from General Partner to Gandon Securities Limited terminating Management Agreement effective March 31, 1994 (filed as Exhibit
                        10.16 to Form 10-K for the fiscal year ended December 31, 1994).
               10.17 - Letters dated February 16, 1995 from General Partner to Friedberg Commodity Management Inc. and Gill Asset Management extending Management Agreements (filed as
                        Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 1994).
               10.18    - Letter dated  January 31, 1995 from General  Partner
                        to   Sunrise   Commodity   Incorporated    terminating
                        Management Agreement (previously filed).

               10.19 - Management Agreement among the Partnership, General Partner and Commodity Monitors Inc. dated April 20, 1995 (previously filed).
               10.20    - Letter dated December 31, 1996 from General Partner
                        to Commodity Monitors Inc, terminating Management Agreement (previously filed).
               10.21    - Letter dated December 27, 1995 from General Partner
                        to   Gill   Capital   Management   Inc.   terminating
                        Management Agreement (previously filed).
               10.22 - Management Agreement among the Partnership, General Partner and Trendview Management Inc. dated January 2, 1996 (previously filed).
               10.23 - Letters extending Management Agreements with Trendview Management Inc. and Friedberg Commodity Management Inc. for 1996 and 1997 (filed as Exhibit 10.23 to Form 10-K for the year ended December 31, 1997).
                10.24 - Letters extending Management Agreements with Trendview Management Inc. and Friedberg Commodity Management Inc. for 1998 (previously filed).
                10.25 - Letters extending Management Agreements with Trendview Management Inc. and Friedberg Commodity Management Inc. for 1999 (previously filed).

                 10.26  - Letter dated February 29, 2000 from General Partner to Trendview Capital Management Inc. terminating Management Agreement (filed herein).
                 10.27  - Letter dated April 1, 2000 from General  Partner to
                        Friedberg  Commodity   Management  Inc.   terminating
                        Management Agreement (filed herein).
                 10.28 - Management Agreement among the Partnership, General Partner and Jacobson Fund Managers Ltd. (filed herein).
            (b) Report on Form 8-K:  None Filed

      Supplemental  Information  To Be Furnished  With Reports Filed Pursuant To
Section 15(d) Of The Act by Registrants Which Have Not Registered Securities Pursuant To Section 12 Of the Act.




Annual Report to Limited Partners

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of March 2001.

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